Form 10-K405
period 1997-12-31
BEAR ISLAND PAPER CO LLC
filed 1998-04-30
CIK 1051249

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

              [X]* ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

*THIS SPECIAL REPORT CONTAINS ONLY FINANCIAL STATEMENTS FOR THE FISCAL YEAR
 ENDED DECEMBER 31, 1997 IN ACCORDANCE WITH THE PROVISIONS OF RULE 15-D(2)

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                            THE EXCHANGE ACT OF 1934

                       Commission file number: 333-42201

                       BEAR ISLAND PAPER COMPANY, L.L.C.
             (Exact name of registrant as specified in its charter)

            Virginia                                  06-0980835
(State or other jurisdiction of               (I.R.S. Employer Identification
  Incorporation or organization)                         Number)

                              10026 Old Ridge Road
                               Ashland, VA 23005
                    (Address of principal executive offices)

       Registrant's telephone number, including area code (804) 227-3394

        Securities Registered Pursuant to Section 12(b) of the Act: None

        Securities Registered Pursuant to Section 12(g) of the Act: None

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X] NOT APPLICABLE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X   NO

                         INDEX TO FINANCIAL STATEMENTS

Bear Island Paper Company L.L.C.

Report of Independent Accountants
Balance Sheet as of December 31, 1997
Statements of Operations for the one month ended December 31, 1997 and the eleven months ended November 30, 1997
Statement of Changes in Member's Interest for the one month ended December 31, 1997 and Statement of Changes in Partner's Equity for the eleven months ended November 30, 1997
Statements of Cash Flows for the one month ended December 31, 1997 and the eleven months ended November 30, 1997
Notes to Financial Statements

Bear Island Timberlands Company L.L.C.

Report of Independent Accountants
Balance Sheet as of December 31, 1997
Statements of Operations for the one month ended December 31, 1997 and the eleven months ended November 30, 1997
Statement of Changes in Member's Interest for the one month ended December 31, 1997 and Statement of Changes in Partner's Equity for the eleven months ended November 30, 1997
Statements of Cash Flows for the one month ended December 31, 1997 and the eleven months ended November 30, 1997
Notes to Financial Statements

F.F. Soucy's Inc.

Auditor's Report
Consolidated Balance Sheet as of December 31, 1997
Consolidated Statement of Retained Earnings for the year ended December 31, 1997 Consolidated Statement of Earnings for the year ended December 31, 1997 Consolidated Statement of Changes in Financial Position for the year ended
  December 31, 1997
Notes to Consolidated Financial Statements

Report of Independent Accountants


To the Board of Directors of
Bear Island Paper Company, L.L.C. and to the
      Partners of Bear Island Paper Company, L.P.:

We have audited the accompanying balance sheet of Bear Island Paper Company, L.L.C. (a Virginia limited liability corporation) (the "Company") as of December 31, 1997, and the related statements of operations, changes in member's interest and cash flows for the one month ended December 31, 1997 and the related statements of operations, changes in partners' equity and cash flows for the eleven months ended November 30, 1997 of Bear Island Paper Company, L.P. (a Virginia limited partnership) (the "Predecessor") (collectively the "Companies"). These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the financial statements, the Companies had numerous significant related-party transactions with an affiliate, Bear Island Timberlands Company, L.L.C. for the one month period ended December 31, 1997 and with Bear Island Timberlands Company, L.P. for the eleven months ended November 30, 1997, which significantly impacted the financial position at December 31, 1997 and the results of operations and cash flows of the Companies for the one month ended December 31, 1997 and the eleven months ended November 30, 1997.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bear Island Paper Company, L.L.C. as of December 31, 1997, and the results of the Company's operations and cash flows for the one month ended December 31, 1997, and the results of the Predecessor's operations and cash flows for the eleven months ended November 30, 1997, in conformity with generally accepted accounting principles.



COOPERS & LYBRAND L.L.P.



Richmond, Virginia
March 19, 1998



BEAR ISLAND PAPER COMPANY, L.L.C.
(A Virginia Limited Liability Corporation)
BALANCE SHEET

                                                                                                         December 31,
                                   ASSETS                                                                     1997
                                                                                                       ----------------

 Cash and short-term investments                                                                       $     1,353,049
 Accounts receivable:
     Trade, less allowance for doubtful accounts of $73,100                                                 10,189,307
     Affiliates                                                                                              3,123,853
     Other                                                                                                     820,175
 Inventories                                                                                                14,213,313
 Other current assets                                                                                          147,911
                                                                                                       ----------------

             Total current assets                                                                           29,847,608
                                                                                                       ----------------

 Property, plant and equipment, at cost                                                                    195,084,008
 Less accumulated depreciation                                                                                 822,264
                                                                                                       ----------------

             Net property, plant and equipment                                                             194,261,744
                                                                                                       ----------------

 Deferred financing costs, net of accumulated amortization of $79,386                                        8,375,199
                                                                                                       ----------------
                                                                                                       $   232,484,551
                                                                                                       ================
                                   LIABILITIES

 Current portion of long-term debt                                                                             700,000
 Current portion of long-term purchase obligations                                                             180,304
 Accounts payable and accrued expenses                                                                       9,294,855
 Due to affiliates                                                                                             151,930
 Interest payable                                                                                            1,344,915
                                                                                                       ----------------
             Total current liabilities                                                                      11,672,004
                                                                                                       ----------------
 Long-term debt                                                                                            195,300,000
 Long-term purchase obligations                                                                                255,000
                                                                                                       ----------------
                                                                                                           195,555,000
                                                                                                       ----------------

                                MEMBER'S  EQUITY

 Member's:
     Interest                                                                                               25,469,737
     Accumulated deficit                                                                                     (212,190)
                                                                                                       ----------------
                                                                                                      $   232,484,551
                                                                                                       ================

 The accompanying notes are an integral part of the financial statements.

BEAR ISLAND PAPER COMPANY, L.L.C.
(A Virginia Limited Liability Corporation)
STATEMENTS OF OPERATIONS



                                                                                      Company            Predecessor
                                                                                  ----------------    ------------------
                                                                                     One month          Eleven months
                                                                                       ended                ended
                                                                                   December 31,         November 30,
                                                                                  ----------------    ------------------
                                                                                       1997                 1997

 Net sales - unaffiliated                                                         $     8,881,972     $      59,547,722
 Net sales - affiliated                                                                1,924,961            46,039,980
                                                                                  ----------------    ------------------
             Total net sales                                                           10,806,933           105,587,702
 Cost of sales                                                                          9,068,701            95,404,127
                                                                                  ----------------    ------------------
             Gross profit                                                               1,738,232            10,183,575

 Selling, general and administrative expenses:
     Management fees to affiliate                                                         324,835             3,174,722
     Other direct                                                                          45,658               572,644
                                                                                  ----------------    ------------------

             Income from operations                                                     1,367,739             6,436,209
                                                                                  ----------------    ------------------

 Other income (deductions):
     Interest income                                                                                            590,971
     Interest expense                                                                 (1,633,043)           (4,331,563)
     Other income (expense)                                                                53,114              (41,231)
                                                                                  ----------------    ------------------

                                                                                      (1,579,929)           (3,781,823)
                                                                                  ----------------    ------------------

             Income (loss) before extraordinary item                                    (212,190)             2,654,386

 Extraordinary item:
     Early extinguishment of debt                                                                           (4,367,418)
                                                                                  ----------------    ------------------

               Net loss                                                           $     (212,190)     $     (1,713,032)
                                                                                  ================    ==================

 The accompanying notes are an integral part of the financial statements.

BEAR ISLAND PAPER COMPANY, L.L.C.
(A Virginia Limited Liability Corporation)
STATEMENTS OF CHANGES IN MEMBER'S INTEREST AND PARTNERS' EQUITY



                                                                       Dow Jones
                                                   Brant-Allen         Virginia
                                                   Industries,         Company,          Newsprint,
                                                       Inc.              Inc.               Inc.              Total
                  Predecessor

 Partners' equity:
     Contributed capital:
       Balances, December 31, 1996 and
             November 30, 1997                    $   24,656,681    $    31,882,500    $    31,882,500   $     88,421,681
                                                  ===============   ================   ================  =================

     Retained earnings (accumulated deficit):

       Balances, December 31, 1996                     1,326,966          3,020,084          3,020,084          7,367,134

       Net loss - eleven months ended
             November 30, 1997                         (513,910)          (599,561)          (599,561)        (1,713,032)
                                                  ---------------   ----------------   ----------------  -----------------

       Balances, November 30, 1997                $      813,056    $     2,420,523    $     2,420,523   $      5,654,102
                                                  ===============   ================   ================  =================

 -------------------------------------------------------------------------------------------------------------------------

                    Company

 Member's interest:
     Aggregate equity balances of Bear Island
        Paper Company L.P. at December 1, 1997 and
            conversion to Bear Island
                Mergco, L.L.C.                        25,469,737         34,303,023         34,303,023   $     94,075,783

     Acquisition  of 70%  limited  partnership
       interest  by Bear  Island  Paper Company,
           L.L.C. and merger with Bear Island
               Mergco L.L.C.                                           (34,303,023)       (34,303,023)       (68,606,046)

 Contribution from parent                              3,564,585                                               3,564,585
 Distribution to parent                               (3,564,585)                                             (3,564,585)
                                                  ---------------   ----------------   ----------------  -----------------

       Balance, December 31, 1997                 $   25,469,737            -                 -          $     25,469,737
                                                  ===============   ================   ================  =================

 Accumulated deficit:
 Net loss - one month ended December 31, 1997                                                            $      (212,190)
                                                                                                        ------------------

       Balance, December 31, 1997                                                                        $      (212,190)
                                                                                                         =================

 The accompanying notes are an integral part of the financial statements.

BEAR ISLAND PAPER COMPANY, L.L.C.
(A Virginia Limited Liability Corporation)
STATEMENTS OF CASH FLOWS



                                                                                     Company             Predecessor
                                                                                ------------------    ------------------
                                                                                    One month           Eleven months
                                                                                      ended                 ended
                                                                                  December 31,          November 30,
                                                                                ------------------    ------------------
                                                                                      1997                  1997

 Operating activities:
     Net loss                                                                   $       (212,190)     $     (1,713,032)
     Adjustments to reconcile net loss to net cash provided by (used in)
           operating activities:

       Depreciation                                                                       822,264             9,735,450
       Depletion                                                                                                 12,501
       Amortization of deferred financing costs                                            79,386                54,307
       Noncash portion of extraordinary item                                                                    419,930
       Net loss on disposal of property, plant and equipment                                                 588,873
       (Increase) decrease in:
          Accounts receivable                                                             207,797               868,132
          Inventories                                                                   (454,791)               378,964
          Other current assets                                                              7,008               106,781
       Increase (decrease) in:
          Accounts payable and accrued expenses for operating activities              (3,856,796)             2,516,245
          Due to affiliate                                                            (1,416,656)                70,600
          Interest payable                                                                800,228             (492,813)
                                                                                ------------------    ------------------

             Net cash provided by (used in) operating activities                      (4,023,750)            12,545,938
                                                                                ------------------    ------------------

 Investing activities:
     Purchases of property, plant and equipment                                         (238,518)           (4,835,971)
     Proceeds from disposition of property, plant and equipment                                                 134,300
     Payment for purchase of partnership interest, net of cash acquired             (139,930,098)
                                                                                ------------------    ------------------

             Net cash used in investing activities                                  (140,168,616)           (4,701,671)
                                                                                ------------------    ------------------

 Financing activities:
     Contributions from parent                                                          3,564,585
     Distributions to parent                                                          (3,564,585)
     Principal payments on long-term debt                                            (47,000,000)           (6,000,000)
     Principal payments on promissory notes                                                                 (3,917,764)
     Principal payments on long-term purchase obligations                                                   (2,549,049)
     Proceeds from issuance of long-term debt                                         201,000,000
     Payment of deferred financing costs                                              (8,454,585)
                                                                                ------------------    ------------------

             Net cash provided by (used in) financing activities                      145,545,415          (12,466,813)
                                                                                ------------------    ------------------

             Net increase (decrease) in cash and short-term investments                 1,353,049           (4,622,546)

 Cash and short-term investments, beginning of period                                                        13,625,322
                                                                                ------------------    ------------------

               Cash and short-term investments, end of period                   $       1,353,049     $       9,002,776
                                                                                ==================    ==================

 Supplemental disclosures of cash flow information:
     Cash paid for interest                                                     $         288,128     $       4,824,376
                                                                                ==================    ==================

 Noncash investing and financing activities:
     Increase in long-term purchase obligations                                                       $         305,000
                                                                                                      ==================

     Increase in promissory notes for equipment acquisition                                           $       2,425,856
                                                                                                      ==================





 The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS


 1.    Organization and Acquisition:

       Effective December 1, 1997, Bear Island Paper Company, L.L.C., a newly formed Virginia limited liability corporation (the "Company") completed the purchase of the 70% partnership interest (the "Acquisition") in Bear Island Paper Company, L.P. (the "Predecessor") (collectively the "Companies") previously owned by subsidiaries of Dow Jones & Company, Inc. ("Dow Jones") and The Washington Post Company ("The Washington Post"). Immediately before the Acquisition and certain related financings which were used to facilitate the funding of the Acquisition (see Note
       6), the Predecessor was converted into Bear Island Mergerco, L.L.C. ("Mergerco") and Mergerco was then merged into the Company with the Company being the surviving entity. The Company is a wholly owned subsidiary of Brant-Allen Industries, Inc. ("Brant-Allen"), a Delaware corporation.

       The Company accounted for the Acquisition as a purchase. The allocation of the purchase price resulted in purchase adjustments being applied to assets and liabilities acquired. In this connection, since Brant-Allen was the owner of 30% interests in the Predecessor prior to the Acquisition, purchase adjustments have been applied to adjust 70% of the basis of the assets and liabilities acquired to fair value. The total purchase price of approximately $149.6 million was allocated to the acquired assets and liabilities based on their respective fair values at December 1, 1997 as follows:

          Working capital                                     $     11,598,450
          Property, plant and equipment                            163,383,956
          Other liabilities                                       (25,378,500)
                                                              -----------------

                       Total purchase cost                    $    149,603,906


                       Less cash acquired                            9,002,776
                       Less amount payable at
                          December 31, 1997                            671,032
                                                              -----------------
                       Total cash paid                        $    139,930,098
                                                              =================


       As a result of the Acquisition and new basis of accounting, the Company's financial statements for the period subsequent to the Acquisition are not comparable to the Predecessor's financial statements for the period prior to the Acquisition.

       The Predecessor was constituted as a limited partnership on May 18, 1978, under the Virginia Uniform Limited Partnership Act, pursuant to a Limited Partnership Agreement, as amended (the "Partnership Agreement"), among:

       o   Brant-Allen;

       o Dow Jones Virginia Company, Inc. ("D J Virginia"), a Delaware corporation and a wholly owned subsidiary of Dow Jones; and

       o Newsprint, Inc. ("Newsprint"), a Virginia corporation and a wholly owned subsidiary of The Washington Post.

NOTES TO FINANCIAL STATEMENTS, Continued


 1.    Organization and Acquisition, continued:

       Brant-Allen was the general partner and D J Virginia and Newsprint were limited partners. Under the terms of the Partnership Agreement, as amended, D J Virginia's and Newsprint's equity interests were 35% each and Brant-Allen's equity interest was 30%. The Partnership Agreement, as amended, contained the following provisions:

       o The purpose of the Predecessor was to engage in the business of producing, selling and distributing newsprint by constructing, owning and operating a paper mill (the "Mill") in Hanover County, Virginia.

       o Brant-Allen, as general partner, had full and exclusive control of the business of the Predecessor, had active control of its management and provided marketing and certain administrative services for which it received a monthly management fee calculated at three percent of the newsprint sales after deducting related distribution costs. Brant-Allen was authorized to incur on behalf of the Predecessor, without the approval or consent of the partners, debt of up to $97,900,000.

       o The limited partners were not liable for any net losses or other debt or liability of the Predecessor to any extent, except for their respective contributions to capital.

       o Subject to the aforementioned provisions, the partners shared the net profits and losses, computed in accordance with generally accepted accounting principles consistently applied, based on their interests, as defined by the Partnership Agreement.

       o No partner was allowed to sell, assign or otherwise dispose of its interest, or any part thereof, in the Predecessor, unless it first offered such interest to the other partners as prescribed in the Partnership Agreement.




 2.    Summary of Significant Accounting Policies:

       Cash and Short-Term Investments: Cash and short-term investments include all cash balances and highly liquid investments. Short-term investments are stated at cost plus accrued interest, which approximates market value. For purposes of the statements of cash flows, the Companies consider all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.

       Inventories: Finished goods and raw materials inventories are valued at the lower of cost or market, with cost determined on the first-in, first-out ("FIFO") basis. Stores inventories are valued at the lower of average cost or market and are shown net of an allowance for obsolescence of approximately $421,300.

       Property, Plant and Equipment: The costs of major renewals and betterments are capitalized while the costs of maintenance and repairs are charged to income as incurred. When properties are sold or retired, their cost and the related accumulated depreciation or depletion are eliminated from the accounts and the gain or loss is reflected in income. The Companies capitalize interest costs as part of the cost of constructing significant assets. There were no capitalized interest costs during the month ended December 31, 1997 or the eleven months ended November 30, 1997.

       The carrying value of property, plant and equipment is evaluated whenever significant events or changes occur that might indicate an impairment through comparison of the carrying value to total undiscounted cash flows.

       Depreciation and Depletion: Depreciation of plant and equipment is computed principally on the straight-line basis over the estimated useful lives of the assets. Lives range from 10 to 50 years for buildings and improvements, 40 years for recycling facilities, 35 years for tanks, 30 years for specialized building improvements, 25 years for newsprint manufacturing equipment, and from three to 50 years for other machinery and equipment. The portion of the cost of timberlands attributed to standing timber is charged against income as timber is cut and utilized in the manufacturing process at rates determined annually, based on the relationship of unamortized timber costs to the estimated volume of recoverable timber.

       Deferred Financing Costs: Costs directly associated with the issuance of debt have been deferred and are being amortized using the interest method over the life of the related debt. The Predecessor amortized deferred financing costs using the straight-line method which approximated the interest method.

       Income Taxes: No provision for income taxes is required in the financial statements since each member or partner is individually liable for any income tax that may be payable on its share of the Companies' taxable income.

       Revenue Recognition: Net sales to affiliates and non-affiliates are recognized by the Companies at the time title transfers to the customer, which occurs at the point of shipment of the newsprint to the customer.

       Earnings Per Share: No earnings per share calculations have been provided in the financial statements since such calculations are not required.

       Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Fair Value of Financial Instruments: The fair value of the Company's long-term debt is estimated using discounted cash flow analyses based on the incremental borrowing rates currently available to the Company with loans of similar terms and maturity. The fair value of trade receivables and payables approximates the carrying amount because of the short maturity of these instruments.

       Risks and Uncertainties: Financial instruments which potentially subjects the Company to concentrations of credit risk consist principally of cash, cash equivalents and receivables. The Company's cash balance is maintained at a major financial institution. Cash equivalents, which consist of U.S. government securities, are with a high-credit-quality financial institution. Receivables consist principally of trade accounts receivable resulting primarily from sales to newspaper publishers. Credit is extended to customers after an evaluation of creditworthiness. Generally, the Companies do not require collateral or other security from customers for trade accounts receivable. Substantially all of the Company's customers operate in the printing sectors, consequently their ability to honor their obligations are dependent upon the financial strength of the printing and publishing sectors.

       The Companies had four customers whose sales represent a significant portion of sales. Sales to one of these customers approximated 18% and 22% for the one month ended December 31, 1997 and the eleven months ended November 30, 1997. Sales to a second customer approximated 20% and 22% for the one month ended December 31, 1997 and the eleven months ended November 30, 1997. Sales to a third customer approximated 23% and 10% for the one month ended December 31, 1997 and the eleven months ended November 30, 1997. Sales to a fourth customer approximated 13% and 14% for the one month ended December 31, 1997 and the eleven months ended November 30, 1997.


 3.    Related-Party Transactions:

       The Companies have contracted to sell newsprint to Dow Jones and The Washington Post (the "Sales Contracts"). The Sales Contracts will terminate on December 31, 2000; however, they will be extended for four years if, prior to January 1, 2000, the parties agree to pricing provisions for the four-year period. Both Dow Jones and The Washington Post are subject to minimum purchase quantities under the Sales Contracts. The prices payable under the Sales Contracts are defined in the Sales Contracts, as amended, and during the periods presented represented the average price paid by Dow Jones and The Washington Post to third-party suppliers geographically located in the eastern United States. Additionally, the parties to the Sales Contracts have the option to purchase additional quantities of newsprint as available.

       All sales and related collections are made through Newsprint Sales, a division of Brant-Allen. Brant-Allen provides similar sales and collection activities for F.F. Soucy, Inc., an affiliated Canadian newsprint company. As part of the $70 million Term Loan Facility and the $50 million Revolving Credit Facility (see Note 6), Brant-Allen entered into a cash collateral agreement on December 1, 1997 (the "Collateral Agreement"). The Collateral Agreement requires collections of the Company's receivables, by Newsprint Sales, at the end of any business day are not to exceed the sum of (i) the collected funds received by Newsprint Sales for the Company for such business day and the immediately preceding business day plus (ii) an additional amount not exceeding $100,000.

       The Company received payment of approximately $21,200 and the Predecessor received payment of approximately $230,000 from Brant-Allen as reimbursement for expenses incurred on behalf of Brant-Allen during the month ended December 31, 1997 and the eleven months ended November 30, 1997.

       A component of selling, general and administrative expenses as shown on the statements of operations includes aggregate management fees to Brant-Allen. The management fee includes senior management, treasury, financial, marketing and sales services. There are restrictions on payment of the management fee as described in Note 6. The level of these fees, as if the Companies operated on a stand-alone, basis are not practicably determinable.

       The Predecessor was a party to a wood supply contract with Bear Island Timberlands Company, L.P. ("Timberlands"), which was owned proportionately by the same partners of the Predecessor, whereby
       Timberlands had guaranteed to supply all of the Predecessor's log and pulp chip requirements at prices negotiated annually. Purchases under the wood supply contract approximated $13,280,000 during the eleven months ended November 30, 1997. The actual price during the period was $95.50 per cord with the market price ranging from $60.00 to $66.00 per cord.

       Concurrent with the Acquisition, the Company modified certain terms of the wood supply contract with Bear Island Timberlands Company L.L.C. ("BITCO"), the successor to Timberlands resulting from the purchase by Brant-Allen of the 70% interest in Timberlands not previously owned by Brant-Allen. The modification occurred to be reflective of wood purchases at market prices. Modified terms included changing the point of purchase of wood from the point of production to delivery to the Company's plant site and changing the purchase price from a negotiated price to market price. For the one month ended December 31, 1997, the Company purchased approximately $1,637,000 from BITCO under the wood supply contract.

       Prior to December 1, 1997, the Predecessor had contracted to pay Timberlands a fee on a per ton basis for procuring recycled paper, of $24.31 for the eleven months ended November 30, 1997. The Predecessor recognized costs of approximately $2,028,500 for such procurement fees during the eleven months ended November 30, 1997, which are included in cost of sales in the accompanying financial statements. The actual costs of the procurement services provided to the Predecessor by Timberlands for the same period was approximately $213,000.

       The Companies charged BITCO and Timberlands for certain administrative and other expenses. These charges approximated $60,000 and $1,319,000 during the one month ended December 31, 1997 and the eleven months ended November 30, 1997, respectively. The Companies also paid BITCO approximately $5,300 and Timberlands $55,000 during the one month ended December 31, 1997 and the eleven months ended November 30, 1997, respectively, for managing their timberlands.

       The Company's receivables, payables and the Companies sales to partners and their affiliates were as follows:

                                                           December 31,
                                                          ----------------
                                                                1997

          Due from Brant-Allen                           $      107,915
          Due from Newsprint Sales                            1,085,400
          Due from Dow Jones                                  1,930,538
          Due to BITCO                                           42,029
          Due to F. F. Soucy, Inc.                              109,901



                                                         One Month         Eleven Months
                                                           Ended               Ended
                                                        December 31,       November 30,
                                                      -----------------  ------------------
                                                            1997               1997
          Net sales to Dow Jones                      $      1,924,961   $      23,012,477
          Net sales to The Washington Post                    *                 23,027,503


       *Effective  December 1, 1997, not considered a related party.

       Sales to Dow Jones represented approximately 18% and 22% of total sales during the one month ended December 31, 1997 and the eleven months ended November 30, 1997. Sales to The Washington Post represented approximately 22% of total sales during the eleven months ended November 30, 1997. The remaining sales were to other unaffiliated printing and publishing enterprises located primarily in the eastern United States.


 4.    Inventories:

       Inventories consisted of:

                                                             December 31,
                                                           -----------------
                                                                 1997

          Raw materials                                    $      4,085,044
          Stores                                                  9,105,893
          Finished goods                                          1,022,376
                                                           -----------------

                                                           $     14,213,313
                                                           =================

 5.    Property, Plant and Equipment:

       Property, plant and equipment is stated at cost and consists of the following:

                                                             December 31,
                                                           -----------------
                                                                 1997

          Land                                             $      1,492,007
          Timberlands                                             3,526,259
          Building                                               28,412,280
          Machinery and equipment                               160,887,599
          Construction in progress                                  765,863
                                                           -----------------

                                                                195,084,008
          Less accumulated depreciation and depletion             (822,264)
                                                           -----------------

                       Total                               $    194,261,744
                                                           =================

       During the eleven month period ended November 30, 1997, the Predecessor recorded charges for a net loss of $723,173 to record a write-down and disposal of assets.

 6.    Long-Term Debt:


       Long-term debt consisted of:

                                                                                                         December 31,
                                                                                                        ---------------
                                                                                                             1997
          Senior Secured  Notes  bearing   interest  at  10%  (interest   payable
                semiannually commencing June 1, 1998); due 2007                                         $   100,000,000


          Term  Loan  Facility  bearing  interest  at  8.91%  (interest  payable quarterly);  principal of $175,000 due in 31 quarterly  payments
                commencing March 31, 1998; balance due December 31, 2005                                     70,000,000



          $50   million Revolving Credit Facility bearing interest at LIBOR plus
                2.75% (8.72% at December 31, 1997) for  $20,000,000 and interest due monthly;  prime plus 1.75% (10.25% at December 31, 1997) for
                the  remainder  in  excess  of  $20,000,000   and  interest  due
                quarterly commencing on March 30, 1998; due December 31, 2003                                26,000,000
                                                                                                        ----------------


                                                                                                            196,000,000
          Less current portion                                                                                  700,000
                                                                                                        ----------------

                       Total long-term debt                                                             $   195,300,000
                                                                                                        ================


       On December 1, 1997, the Company sold in a private placement debt securities of $100 million Senior Secured Notes (the "Notes"). On December 1, 1997 the Company also entered into Indenture Agreements for a $70 million Term Loan Facility ("Term Loan") and a $50 million Revolving Credit Facility ("Revolving Loans"). The proceeds from the Notes, Term Loan and Revolving Loans were used by the Company to purchase the 70%
       interest  of the  Predecessor   previously  owned  by  certain
       subsidiaries of Dow Jones and The Washington Post. The extraordinary item in the eleven month period ended November 30, 1997 represents the write-off of unamortized financing costs and prepayment penalties paid related to Predecessor Notes that were extinguished at the time of the Acquisition.

       The Notes are redeemable, together with accrued interest, at the option of the Company, in whole or in part, at any time on or after December 1, 2002, with sufficient notice at the redemption prices set forth below calculated beginning on December 1 of the years indicated:

                                                                 Redemption
                                Year                                Price

                                2002                               105.000%
                                2003                               103.333
                                2004                               101.667
                           2005 and thereafter                     100.000

       Notwithstanding the foregoing, at any time prior to December 1, 2000, the Company may redeem up to 20% of the aggregate principal amount of the Notes within 60 days of one or more public equity offerings with the net proceeds of such offering at a redemption price equal to 110% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of redemption; provided that immediately after giving effect to any such redemption, at least $80 million aggregate principal amount of the Notes originally issued remains outstanding.

       The Term Loan and Revolving Loans are redeemable at the option of the Company, in whole or in part, at any time without premium or penalty upon irrevocable notice delivered to the administrative agent. Partial prepayments on the Term Loan or Revolving Loans shall be in an aggregate principal amount of $5,000,000 or a whole multiple thereof. Prepayment of the Term Loans and Revolving Loans is required for any excess cash flow ("ECF"), as computed on the ECF date.

       The Notes are collateralized by (i) a second priority security interest in all real property of the Company and all personal property of the Company, to the extent such personal property is assignable, (ii) a third priority security interest in 100% of the membership interests in BITCO and (iii) a second priority security interest in 65% of the issued and outstanding capital stock of F.F. Soucy Inc. ("Soucy Inc.") ("Soucy
       Collateral) behind a shared first lien. Soucy Inc. is an affiliate newsprint company in Canada 100% owned by Brant-Allen. The remaining 35% of the issued and outstanding capital stock of Soucy Inc. is subject to certain restrictions that follow. At any time when either (a) the Company has reduced its total committed debt to an amount that is not greater than $145 million as of the date of determination or (b) the Notes are rated investment grade, the Soucy Collateral will be released and all of the covenants and other provisions of the Notes with respect to Soucy Inc. will terminate.

       The Term Loan and Revolving Loans are partly collateralized by (i) a first priority security interest in a substantial portion of the assets of the Company, (ii) a shared first priority security interest (pro rata along with a $35 million senior secured two-year term loan to Brant-Allen from several banks and other financial institutions) in 65% of the common stock of Soucy Inc. and (iii) a second priority security interest in 100% of Brant-Allen's membership interest in BITCO. The Term Loan and Revolving Loan are guaranteed by Brant-Allen.

       The most restrictive covenants of the Notes, Term Loan and Revolving Loans state that the Company has a limitation on incurring additional indebtedness, making restricted payments, creating, incurring or assuming any liens, making sales of capital stock of subsidiaries, conducting transactions with affiliates, and selling assets. Furthermore under the Notes, the Company is not permitted to be charged management fees by Brant-Allen that exceed 3% of the Company's annual revenues. Only one-third of these fees may be paid.

       On December 5, 1997, the Company entered into an interest rate exchange agreement ("Interest Exchange") effectively fixing the interest rate on a notational amount of $70 million of its outstanding Term Debt, decreasing by $10 million a year on each December 5th, until expiration of the Interest Exchange on December 5, 2002. Under this Interest Exchange, the Company either receives or pays the difference between the three month LIBOR rate of interest and a fixed rate of interest of 6.13% on the applicable notational amount of the debt outstanding for each interest quarter ending on the 5th day of each March, June, September and December.

       The fair value of the Company's Notes, Term Loan and Revolving Loan were estimated to approximate fair value at December 31, 1997.

       Maturities on long-term debt for the four years after 1998 are approximately as follows: 1999 - $700,000; 2000 - $700,000; 2001 -
       $700,000; and 2002 - $700,000.



 7.    Long-Term Purchase Obligations:

       Capitalized   purchase   obligations   for  purchases  of  machinery  and
       equipment, which approximate fair value, consisted of:


                                                                                         December 31,
                                                                                        ----------------
                                                                                             1997


          Long-term  purchase  obligations  bearing  interest  at various  rates ranging from  approximately  7% to 8%; with  principal  payments
                ending in 1999                                                          $       435,304

          Less current portion                                                                  180,304
                                                                                        ----------------

                                                                                        $       255,000
                                                                                        ================

 8.    Employee Benefit Plans:

       The Companies provide a defined contribution retirement plan for substantially all employees. The annual cost of the plan, which is currently funded, is based on the compensation of participants. The Predecessor increased its contribution from 5% to 6% of employees' base compensation effective July 1, 1996.

       The Companies provide a thrift plan for substantially all employees which incorporates the provisions of Internal Revenue Code Subsection 401(k), whereby employees can make voluntary, tax-deductible contributions within specified limits. The Companies matched employee contributions at 60% during the one month ended December 31, 1997 and the eleven months ended November 30, 1997, up to a maximum of 6% of an employee's base pay.

       The Companies' expense for both plans approximated $95,000 and $1,138,000 for the month ended December 31, 1997 and the eleven months ended November 30, 1997, respectively.

       The  Companies  are  self-insured  for  employee   medical,   dental  and
       disability claims up to $35,000 per claim per year. The Company provided an accrual of approximately $313,000 for claims incurred but not reported at December 31, 1997.



 9.    Subsequent Events:

       On January 30, 1998, the Company completed its initial registration process which became effective pursuant to Section 8(A) of the Securities Act of 1933. Concurrent with becoming effective, the Company is subject to the information requirements of the Securities Exchange Act of 1934, as amended, and required to file reports and other information with the United States Securities and Exchange Commission.

       On March 1, 1998, Newsprint Sales, a division of Brant-Allen, which makes all sales and related collections for the Company, entered into certain supply contracts (the "Supply Contracts") with two customers. Under the terms of the Supply Contracts, Newsprint Sales is required to provide to these customers certain fixed volumes of newsprint at fixed prices through December 31, 2000.

Report of Independent Accountants


To the Board of Directors of Bear Island Timberlands Company, L.L.C.
       and Partners of Bear Island Timberlands Company, L. P.:

We have audited the accompanying balance sheet of Bear Island Timberlands Company, L.L.C. (a Virginia limited liability corporation) (the "Company") as of December 31, 1997, and the related statements of operations, changes in member's interest and cash flows for the one month ended December 31, 1997, and the related statements of operations, changes in partners' equity and cash flows for the eleven months ended November 30, 1997 of Bear Island Timberlands Company, L.P. (a Virginia limited partnership) (the "Predecessor") (collectively the "Companies"). These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 7 to the financial statements, the Companies had numerous significant related-party transactions with an affiliate, Bear Island Paper Company, L.L.C. for the one month period ended December 31, 1997 and with Bear Island Paper Company, L.P., for the eleven months ended November 30, 1997 which significantly impacted the financial position at December 31, 1997 and the results of operations and cash flows of the Companies for the one month ended December 31, 1997 and the eleven months ended November 30, 1997.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bear Island Timberlands Company, L.L.C. as of December 31, 1997, and the results of the Company's operations and cash flows for the one month ended December 31, 1997, and the results of the Predecessor's operations and cash flows for the eleven months ended November 30, 1997, in conformity with generally accepted accounting principles.



COOPERS & LYBRAND L.L.P.



Richmond, Virginia
March 19, 1998

BEAR ISLAND TIMBERLANDS COMPANY, L.L.C.
(A Virginia Limited Liability Corporation)
BALANCE SHEETS


                                                                                                           Company
                                                                                                       ----------------
                                                                                                          December 31,
                                                                                                       ----------------
                                                                                                             1997

 Cash and short-term investments                                                                       $     1,530,996
 Restricted cash and investments                                                                             2,899,076
 Accounts and notes receivable                                                                                 125,875
 Due from affiliate                                                                                             42,029
 Inventory                                                                                                     405,561
 Other current assets                                                                                           57,308
                                                                                                       ----------------

             Total current assets                                                                            5,060,845
                                                                                                       ----------------

 Property and equipment                                                                                        475,688
 Less accumulated depreciation                                                                                 (7,406)
                                                                                                       ----------------

             Net property and equipment                                                                        468,282

 Timberlands, net                                                                                           60,598,527
                                                                                                       ----------------

                                                                                                            61,066,809
                                                                                                       ----------------

 Notes receivable                                                                                              113,898
 Deferred financing costs, net of accumulated amortization of $30,217                                          813,813
                                                                                                       ----------------

                                                                                                               927,711
                                                                                                       ----------------

                                                                                                       $    67,055,365
                                                                                                       ================

                                   LIABILITIES

 Current portion of long-term debt                                                                             264,485
 Accounts payable and accrued expenses                                                                          64,866
 Due to affiliate                                                                                              298,956
 Interest payable                                                                                              365,938
                                                                                                       ----------------

             Total current liabilities                                                                         994,245
                                                                                                       ----------------

 Deferred profit on land sales

 Long-term debt                                                                                             58,009,415
                                                                                                       ----------------

                                MEMBER'S EQUITY

 Member's interest                                                                                           8,326,302
 Accumulated deficit                                                                                          (274,597)
                                                                                                       ----------------

                                                                                                             8,051,705
                                                                                                       ----------------

                                                                                                       $    67,055,365
                                                                                                       ================


 The accompanying notes are an integral part of the financial statements.

BEAR ISLAND TIMBERLANDS COMPANY, L.L.C.
(A Virginia Limited Liability Corporation)
STATEMENTS OF OPERATIONS



                                                                                      Company            Predecessor
                                                                                  ----------------    ------------------
                                                                                     One month          Eleven months
                                                                                       ended                ended
                                                                                   December 31,         November 30,
                                                                                  ----------------    ------------------
                                                                                       1997                 1997

 Sales:
     Timber - affiliated                                                          $     1,637,035     $      13,280,395
     Timber - unaffiliated                                                                470,744             4,300,796
     Land                                                                                  19,380               953,295
                                                                                  ----------------    ------------------

             Total sales                                                                2,127,159            18,534,486
                                                                                  ----------------    ------------------

 Cost of sales:
     Timber                                                                             1,839,241            10,746,095
     Land                                                                                   2,362               114,503
                                                                                  ----------------    ------------------

             Total cost of sales                                                        1,841,603            10,860,598
                                                                                  ----------------    ------------------

             Gross profit                                                                 285,556             7,673,888

 Fees for recycled fiber                                                                                      2,028,481
 Selling, general and administrative expenses                                           (133,977)           (2,556,594)
                                                                                  ----------------    ------------------

             Income from operations                                                       151,579             7,145,775
                                                                                  ----------------    ------------------

 Other income (deductions):
     Interest income                                                                       22,193               479,266
     Interest expense                                                                   (413,806)           (2,671,766)
     Other                                                                               (34,563)               137,746
                                                                                  ----------------    ------------------

                                                                                        (426,176)           (2,054,754)
                                                                                  ----------------    ------------------

             Income (loss) before extraordinary item                                    (274,597)             5,091,021

 Extraordinary item:
     Early extinguishment of debt                                                                           (2,313,385)
                                                                                  ----------------    ------------------

               Net income (loss)                                                  $     (274,597)     $       2,777,636
                                                                                  ================    ==================


 The accompanying notes are an integral part of the financial statements.

BEAR ISLAND TIMBERLANDS COMPANY, L.L.C.
(A Virginia Limited Liability Corporation)
STATEMENTS OF CHANGES IN PARTNERS' EQUITY AND MEMBER'S INTEREST



                                                                        Dow Jones
                                                      Brant-Allen       Virginia
                                                      Industries,       Company,        Newsprint,
                                                         Inc.             Inc.             Inc.              Total
                   Predecessor


 Partners' equity:
     Contributed capital:
       Balances, December 31, 1996 and November
             30, 1997                                $   6,332,292    $   6,264,102    $   6,264,102    $    18,860,496
                                                     ==============   ==============   ==============   ================

     Retained earnings:

       Balances, December 31, 1996                       2,006,231        2,340,604        2,340,604          6,687,439

       Net income - eleven months ended November
             30, 1997                                      833,290          972,173          972,173          2,777,636
                                                     --------------   --------------   --------------   ----------------

       Balances, November 30, 1997                   $   2,839,521    $   3,312,777    $   3,312,777    $     9,465,075
                                                     ==============   ==============   ==============   ================

 -----------------------------------------------------------------------------------------------------------------------

                     Company

Aggregate equity balances of Bear Island
       Timberlands Company, L.P. upon conversion
       of Bear Island Timberlands, L.P.
       from a limited partnership to a limited
       liability corporation                        $    9,171,813   $    9,576,879   $    9,576,879   $     28,325,571


 Purchase by Brant-Allen of 70% selling members'
       interests                                                        (9,576,879)      (9,576,879)       (19,153,758)

 Distribution to parent                                (2,346,000)                                          (2,346,000)
 Contribution by parent                                  1,500,489                                            1,500,489
                                                     --------------   --------------   --------------   ----------------

     Member's interest, December 31, 1997            $   8,326,302          -                -          $     8,326,302
                                                     ==============   ==============   ==============   ================

 Accumulated deficit:
     Net loss - month ended December 31, 1997
                                                                                                        $     (274,597)
                                                                                                        ----------------

     Accumulated deficit, December 31, 1997                                                             $     (274,597)
                                                                                                        ================



 The accompanying notes are an integral part of the financial statements.

BEAR ISLAND TIMBERLANDS COMPANY, L.L.C.
(A Virginia Limited Liability Corporation)
STATEMENTS OF CASH FLOWS



                                                                                        Company          Predecessor
                                                                                    ----------------   -----------------
                                                                                       One month            Eleven
                                                                                         ended           months ended
                                                                                     December 31,        November 30,
                                                                                    ----------------   -----------------
                                                                                         1997                1997

 Operating activities:
     Net income (loss)                                                              $     (274,597)    $      2,777,636
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:

       Depreciation                                                                           7,406             110,868
       Depletion                                                                            129,686           1,077,290
       Noncash portion of extraordinary item                                                                    189,295
       Amortization of deferred financing costs                                              30,217              31,078
       Net book value of land sold                                                            2,363             184,616
       Gain on disposal of machinery and equipment                                                             (31,297)
     (Increase) decrease in:
       Accounts and notes receivable                                                        715,992              19,083
       Due from affiliate                                                                 1,416,656            (70,600)
       Inventory                                                                          1,017,215           (131,243)
       Other current assets                                                                  43,262            (84,136)
     Increase (decrease) in:
       Accounts payable and accrued expenses                                            (2,132,381)           2,364,575
       Due to affiliate                                                                     298,956
       Interest payable                                                                   (802,358)           (464,064)
       Deferred profit on land sales                                                                           (49,960)
                                                                                    ----------------   -----------------

             Net cash provided by operating activities                                      452,417           5,923,141
                                                                                    ----------------   -----------------

 Investing activities:
     Purchases of machinery and equipment                                                                     (142,257)
     Purchases of timberlands                                                              (81,857)           (654,733)
     Proceeds from disposal of machinery and equipment                                                           45,288
     Decrease in restricted cash and investments                                        (2,617,826)           2,884,192
     Payment for purchase of partnership interest (net of cash acquired)               (25,232,197)
                                                                                    ----------------   -----------------

             Net cash provided by (used in) investing activities                       (27,931,880)           2,132,490
                                                                                    ----------------   -----------------

 Financing activities:
     Distribution to Brant-Allen                                                        (2,346,000)
     Contribution from Brant-Allen                                                        1,500,489
     Proceeds from issuance of long-term debt                                            38,000,000
     Payment of deferred financing costs                                                  (844,030)
     Principal payments on long-term debt                                               (7,300,000)         (4,844,866)
                                                                                    ----------------   -----------------

             Net cash provided by (used in) financing activities                         29,010,459         (4,844,866)
                                                                                    ----------------   -----------------

             Net increase in cash and short-term investments                              1,530,996           3,210,765

 Cash and short-term investments, beginning of period                                                         7,535,254
                                                                                    ----------------   -----------------

               Cash and short-term investments, end of period                       $     1,530,996    $     10,746,019
                                                                                    ================   =================

 Supplemental disclosures of cash flow information:
     Cash paid for interest                                                         $     1,216,164    $      3,135,830
                                                                                    ================   =================

 Noncash investing and financing activity:
     Increase in long-term debt for purchase of timberlands                                            $        384,650
                                                                                                       =================

     Increase in promissory notes for equipment acquisition                                            $        155,616
                                                                                                       =================



 The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS


 1.    Organization and Acquisition:

       Effective December 1, 1997, Brant-Allen Industries, Inc. ("Brant-Allen"), a Delaware corporation, completed the acquisition of the 70% partnership interest (the "Acquisition") in Bear Island Timberlands Company, L.P. (the "Predecessor") previously owned by subsidiaries of Dow Jones & Company, Inc. ("Dow Jones") and The Washington Post Company ("The
       Washington Post"). Funding for the Acquisition was provided from borrowings and cash from the Company. Immediately before the Acquisition and certain related financings, the Predecessor was converted into Bear Island Timberlands Company, L.L.C. (the "Company") (collectively the "Companies"). At December 31, 1997, the Company was a wholly owned subsidiary of Brant-Allen.

       The Company accounted for the Acquisition as a purchase. The allocation of the purchase price resulted in purchase adjustments being applied to assets and liabilities acquired. In this connection, since Brant-Allen was the owner of 30% interests in the Predecessor prior to the Acquisition, purchase adjustments have been applied to adjust 70% of the basis of the assets and liabilities acquired to fair value. The total purchase price of approximately $36 million was allocated to the acquired assets and liabilities based on their respective fair values at December 1, 1997 as follows:

          Working capital                                      $     8,079,904
          Timberlands                                               46,803,415
          Other noncurrent assets                                      396,025
          Other liabilities                                       (19,301,730)
                                                               ----------------

                       Total purchase cost                     $    35,977,614
                                                               ================

       As a result of the Acquisition and new basis of accounting, the Company's financial statements for the period subsequent to the Acquisition are not comparable to the Predecessor's financial statements for the period prior to the Acquisition.

       The Predecessor was constituted as a limited partnership on August 14, 1985, under the Virginia Uniform Limited Partnership Act, pursuant to a Limited Partnership Agreement, as amended (the "Partnership Agreement"), among:

       o  Brant-Allen   Timberlands   Company,   Inc.,  which  was  merged  into
          Brant-Allen on October 31, 1988;

       o Dow Jones Virginia Company, Inc. ("D J Virginia"), a Delaware corporation and a wholly owned subsidiary of Dow Jones; and

       o Newsprint, Inc. ("Newsprint"), a Virginia corporation and a wholly owned subsidiary of The Washington Post.

NOTES TO FINANCIAL STATEMENTS, Continued


 1.    Organization, continued:

       Brant-Allen was the general partner and D J Virginia and Newsprint were limited partners. Under the terms of the Partnership Agreement, D J Virginia's and Newsprint's equity interests in the Predecessor were 35% each and Brant-Allen's equity interest was 30%.

       The Partnership Agreement included the following provisions:

       o The Predecessor was established for an initial term of 43 years and was renewable for additional terms of 20 years.

       o The purpose of the Predecessor was to engage in the business of acquiring, or otherwise investing in, holding, managing, maintaining, operating, harvesting and disposing of (i) real property containing timberlands or to be planted for production of timber, (ii) timber rights, (iii) logs, and (iv) pulp chips, and to engage in other activities desirable or incidental to timber management, production and sales.

       o Brant-Allen, as general partner, had full and exclusive control of the business of the Predecessor and had active control of its management. Brant-Allen received no fees or other compensation for managing the Predecessor.

       o The limited partners were not liable for any net losses or other debt or liability of the Predecessor to any extent, except for (i) their respective contributions to capital and (ii) their guarantee of the Predecessor's long-term debt up to $7,933,333 each.

       o Subject to the aforementioned provisions, the partners shared the net profits and losses based on their interests, as defined by the Partnership Agreement, computed in accordance with generally accepted accounting principles consistently applied.

       o No partner could sell, assign or otherwise dispose of its interest, or any part thereof, in the Predecessor, unless it first offered such interest to the other partners as prescribed in the Partnership Agreement.

       o No partner could mortgage, pledge, hypothecate or otherwise encumber its interest in the Predecessor without the prior written consent of the other partners.



 2.    Summary of Significant Accounting Policies:

       Cash and Cash Equivalents: Cash equivalents include repurchase agreements of $1,385,671 at December 31, 1997, and are stated at cost plus accrued interest which approximates market value. For purposes of the statements of cash flows, the Companies consider all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.

       Notes Receivable: As certain timberlands are sold, the Companies may accept a note as part of the sales transaction. The current portion of notes receivable approximated $82,421 at December 31, 1997.

       Inventory: Inventory for the Company consists primarily of wood stored at wood yards. Concurrent with the Acquisition, the Company modified certain terms of a wood supply contract with Bear Island Paper Company L.L.C. ("BIPCO") to be reflective of market prices. Prior to the Acquisition, the Predecessor was party to a wood supply contract with Bear Island Paper Company L.P. ("Paperco") which was owned proportionately by the same partners of the Predecessor, where by the Predecessor had guaranteed to suppply all of Paperco's log and pulp chip requirements at prices negotiated annually. Modified terms included changing the point of purchase for wood from the point of production to delivery on BIPCO's mill site and changing the purchase price from a negotiated price to market price. Inventory is valued at the lower of actual costs or market, with cost determined on the first-in, first-out ("FIFO") basis.

       Property, Equipment and Timberlands: Land, machinery and equipment are stated at cost. Timberlands are stated at cost net of accumulated depletion. The cost of reforestation is capitalized. The cost of major renewals and betterments to equipment are capitalized while the costs of maintenance and repairs are charged to income as incurred. When properties are sold or retired, their cost and the related accumulated depreciation or depletion are eliminated from the accounts and the gain or loss is reflected in income.

       The carrying value of property, plant and equipment, including timberlands, is evaluated whenever significant events or changes occur that might indicate an impairment through comparison of the carrying value to total future undiscounted cash flows. To derive the data necessary to determine expected future cash flows, management conducts annual cruises (a detailed forestry evaluation of the tracts) of 20% of the timberlands, such that in five years the entire timber holdings have been completely cruised. Using the results of the cruises, the quantity of standing timber is determined. From this information, management determines the future undiscounted cash flows of the timber property.

       Depreciation:   Depreciation  of  machinery  and  equipment  is  computed
       principally on the straight-line basis over the estimated useful lives of the assets which range from three to five years.


       Depletion: The portion of the cost of timberlands attributed to standing timber is charged against income as timber is cut, at rates determined annually, based on the relationship of unamortized timber costs to the estimated volume of recoverable timber.

NOTES TO FINANCIAL STATEMENTS, Continued

 2.    Summary of Significant Accounting Policies, continued:

       Deferred Financing Costs: Costs directly associated with the issuance of long-term debt have been deferred and are being amortized on a straight-line basis over the life of the related debt, which approximates the interest method.

       Deferred Profit on Land Sales: Profit on land sales for which the buyer has not fully paid is recognized on the installment method when cash is received from the buyer.

       Revenue Recognition: Revenue is recognized at the point where title of the product transfers. Affiliated sales are recognized by the Company upon delivery of the wood to BIPCO; whereas affiliated sales of the Predecessor were recognized when wood was placed into production by PaperCo.

       Income Taxes: No provision for income taxes is required in the accompanying financial statements since each member or partner is individually liable for any income tax that may be payable on its share of the Company's or the Predecessor's taxable income.

       Earnings Per Share: No earnings per share calculations have been provided in the financial statements since such calculations are not required.

       Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Fair Value of Financial Instruments: The fair value of the long-term debt is estimated discounting the future cash flows using currently available borrowing rates. The fair value of trade receivables and payables approximates the carrying amounts because of the short maturity of these instruments.

       Risk and Uncertainties: Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, short term investments, U.S. Government securities and receivables. The cash and restricted cash balances are maintained at a major financial institution. Cash equivalents at December 31, 1997 consisted of repurchase agreements with a high-credit-quality financial institution. The repurchase agreements were collateralized by United States Government agency obligations. The credit rating of the issuing institution for the repurchase agreements indicates the issuing entity has a strong capacity to repay short-term obligations.

       Receivables consist principally of trade accounts receivable resulting primarily from sales to Paperco and BIPCO (collectively the "Paper
       Companies") and notes receivable resulting from land sales. Notes receivable credit is extended after an evaluation of creditworthiness and are collateralized by a first deed of trust on the land sold.

       The Companies' sales of timber are made almost entirely to the Paper Companies. Sales to BIPCO represented approximately 77% of total sales during the one month ended December 31, 1997, and sales to PaperCo represented 72% for the eleven months ended November 30, 1997.

 3.    Restricted Cash and Investments:

       Restricted cash and investments consist of U.S. Government securities which are stated at amortized cost which approximates market value. Cash and investments are restricted for the payment of principal under the terms of escrow agreements entered into in connection with the Company's and Predecessor's long-term debt.



 4.    Timberlands:

       At December 31, 1997, the Companies' timberlands consisted of the cost of land and standing timber owned by the Companies ("Fee Lands") and the cost of the right to cut timber from land owned by third parties within a specified period of time ("Timber Deeds").

       Timberlands consisted of:

                                                              December 31,
                                                           ----------------
                                                                 1997

          Fee Lands                                        $    60,674,543
          Timber Deeds                                              53,670
                                                           ----------------

                                                                60,728,213
          Less accumulated depletion                             (129,686)
                                                           ----------------

                       Timberlands, net                    $    60,598,527
                                                           ================

 5.    Property, Plant and Equipment:

       Property, plant and equipment is stated at cost and consists of the following:

                                                                December 31,
                                                               ----------------
                                                                     1997


          Land                                                 $        25,421
          Machinery and equipment                                      450,267
                                                               ----------------

                                                                       475,688
          Less accumulated depreciation                                (7,406)
                                                               ----------------

                       Total                                   $       468,282
                                                               ================

 6.    Long-Term Debt:

       Long-term debt consisted of:


                                                                                                         December 31,
                                                                                                        ----------------
                                                                                                             1997
          Senior notes  bearing  annual  interest  at  8.91%  (interest   payable
                quarterly); principal of $30,000,000 due at maturity on December
                31, 1999                                                                                $    30,000,000

          Term  loan  and  revolving  credit  facility  of  Brant-Allen  bearing interest  on the term loan at 8.91% and prime  plus 1.75% on the
                revolving loan; outstanding principal due December 31, 1999                                  27,700,000



          Promissory note bearing  interest at 6%; principal and interest due in three  annual  installments  of  $189,250,  which  commenced  on
                January  1, 1996 and will  continue  through  January  1,  1998;
                collateralized  by a deed of trust on certain  timberland with a
                book value of approximately $259,000                                                            189,250




          Promissory note bearing  interest at 7%; principal and interest due in three  annual  installments;  first and second  installments  of
                $67,980 are due on January  31, 1998 and 1999,  with the balance due in the third installment on January 31, 2000; collateralized by a deed of trust on  certain  timberland  with a book value of
                approximately $229,500                                                                         178,400





          Promissory note bearing  interest at 7.5%;  principal and interest due in eight annual  installments of $17,994  commencing on November
                13,  1998;   collateralized  by  a  deed  of  trust  on  certain
                timberland with a book value of approximately $145,500                                          105,394




          Promissory note bearing  interest at 7.5%;  principal and interest due in eight annual  installments of $17,219  commencing on November
                13,  1998;   collateralized  by  a  deed  of  trust  on  certain
                timberland with a book value of approximately $139,000                                          100,856
                                                                                                        ----------------


                                                                                                             58,273,900
          Less current portion                                                                                  264,485
                                                                                                        ----------------

                       Total long-term debt                                                             $    58,009,415
                                                                                                        ================


       On December 1, 1997 and concurrent with the Acquisition described in Note 1, Brant-Allen entered into Indenture Agreements for a $32 million Term Loan Facility ("Timberlands Term Loan") and a $3 million Revolving Credit Facility ("Timberlands Revolving Loans") (collectively the "Timberlands Loans") that have been pushed down in the Company's financial statements since the Timberlands Loans are collateralized by Brant-Allen's 100% membership interest in the Company. Additionally as part of the aforementioned Acquisition, the Company renegotiated certain terms of the Predecessor's senior notes through an amended Timberlands Loan and Maintenance Agreement (the "Amended Agreement") and increased the existing $27 million principal balance to $30 million through an additional $3 million issuance. This renegotiation constituted an extinguishment of debt. The proceeds from the Timberlands Loans and the Amended Agreement were used by Brant-Allen and the Company to purchase the 70% interest of the Predecessor which was previously owned by certain subsidiaries of Dow Jones and The Washington Post. The extraordinary item in the eleven month period ended November 30, 1997 represents the write off of unamortized financing costs and prepayment penalties paid related to the Predecessor's senior notes that were renegotiated at the time of the Acquisition.

       Under the terms of the Timberlands Revolving Loans, until the maturity date, Brant-Allen may elect to convert amounts outstanding under the revolving loans from prime plus 1.75% to the monthly LIBOR rate plus 2.75%. The Timberlands Loans are redeemable at the option of the Company, in whole or in part, at any time without premium or penalty upon irrevocable notice delivered to the administrative agent.

       The Timberlands Loans are partially collateralized by (i) a first priority security interest in 100% of Brant-Allen's membership interest in the Company and (ii) a first priority security interest (pro rata along with BIPCO's $120 million Bank Credit Facilities) in 65% of the common stock of F. F. Soucy, Inc., a wholly owned subsidiary of Brant-Allen. The Timberlands Loans are also guaranteed by the Company. The remaining 35% of F. F. Soucy, Inc.'s common stock cannot be assumed, pledged, hypothecated, transferred or otherwise disposed of by Brant-Allen without the consent of the required lenders.

       The most restrictive covenants under the Timberlands Loans are that the Company has a limitation on incurring additional debt, making restricted payments, creating, incurring or assuming any liens, sales of capital stock of subsidiaries, and transactions with affiliates.

       Certain debt of BIPCO is collateralized by a second and third priority security interest in Brant-Allen's 100% membership interests in the Company.

       Under the more financially significant covenants of the Amended Agreement, the Company agreed to (i) limit distributions, (ii) restrict investments, (iii) limit the incurrence of additional indebtedness, (iv) not pay renumeration of any nature to the parent, (v) limit timberland sales, (vi) restrict the cutting of timber, and (vii) maintain a ratio of Administrative Value of timberland to Net Principal Balance (as defined in the Agreement) of at least 1.33 to 1. The $30,000,000 Senior Notes are collateralized by a deed of trust on approximately 130,000 acres of timberland.

       The Amended Agreement also requires that the Company make certain payments to an escrow account (see Note 3) in the event (i) any of the timberland property acquired with the proceeds of the loan is sold or
       (ii) the volume of timber cut from the timberland property exceed the volume permitted by the lender. The balance in the escrow account was approximately $11,500 at December 31, 1997 and is classified as restricted cash and investments in the accompanying balance sheet.

       The promissory note bearing interest at 6% was issued in December 1995 in connection with the purchase of timberland at an aggregate price of approximately $757,000. The Company is permitted to prepay outstanding principal and interest balances with lender approval. The promissory note is collateralized by a deed of trust on timberland which is not part of the collateralized assets under the Amended Agreement.

       The Company's long-term debt at December 31, 1997 approximated fair value.

       Maturities on long-term debt for the four years after 1998 are approximately as follows: 1999 - $57,803,193; 2000 - $77,653; 2001 -
       $35,213; and 2002 - $35,213.



 7.    Related-Party Transactions:

       The Predecessor was a party to a wood supply contract with PaperCo whereby the Predecessor had guaranteed to supply all of PaperCo's log and pulp chip requirements at a price determined annually.

       Wood prices charged by the Predecessor to PaperCo are compared to market prices below:

                                                            Eleven Months
                                                                Ended
                                                             November 30,
                                                         --------------------
                                                                1997

          Actual                                           $    95.50

          Market                                           $ 60.00 to $66.00


       At December 31, 1997, BIPCO owed the Company $42,029. All other sales of wood were made to unaffiliated companies primarily located in Virginia.

       The Predecessor had agreed to procure recycled paper for PaperCo on a fee per ton basis. The procurement fee charged on a per ton basis for the eleven months ended November 30, 1997 was $24.31.

       The actual costs of procurement services provided to PaperCo by the Predecessor was approximately $213,000 for the eleven months ended November 30, 1997, respectively.

       The Company and Predecessor share employees, facilities and recordkeeping systems with BIPCO and PaperCo, respectively, and reimbursed BIPCO and PaperCo, respectively, monthly for their share of these costs. Accordingly, these shared employees receive benefits under BIPCO's and formerly PaperCo's defined contribution retirement plan and are eligible to participate in BIPCO's thrift plan. Costs associated with these plans are reimbursed monthly by the Company and formerly its Predecessor. Amounts paid to BIPCO and PaperCo for shared costs, which are included in general and administrative expenses, approximated $60,000 and $1,319,000 for the month ended December 31, 1997 and the eleven months ended November 30, 1997, respectively. The Companies received approximately $5,300 and $55,000 from the Paper Companies for the month ended December 31, 1997 and the eleven months ended November 30, 1997 for managing certain of its timberlands. Such amounts are included in other income in the accompanying statements of operations.



 8.    Subsequent Events:

       On January 30, 1998, BIPCO completed its initial registration process which became effective pursuant to Section 8(A) of the Securities Act of 1933. Concurrent with becoming effective, BIPCO is subject to the information requirements of the Securities Exchange Act of 1934, as amended, and required to file reports and other information with the United States Securities and Exchange Commission.

Auditors' Report

To the Shareholders of
F.F. Soucy, Inc.


We have audited the consolidated balance sheet of F.F. Soucy, Inc. as at December 31, 1997 and the consolidated statements of earnings, retained earnings and changes in financial position for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1997, and the consolidated results of its operations and the changes in its financial position for the year then ended, in accordance with generally accepted accounting principles in Canada.



COOPERS & LYBRAND


Chartered Accountants
General Partnership

Montreal, Canada
January 16, 1998

F.F. Soucy, Inc.
Consolidated Balance Sheet as at December 31, 1997




(expressed in Canadian dollars)





                                     Assets


Current assets

Cash                                                                  6,494,426
Accounts receivable -
   Parent company                                                       812,579
Other                                                                24,861,178
Advances to parent company                                                    -
Inventories                                                          12,118,057
Prepaid expenses                                                        538,060
                                                             ------------------

                                                                     44,824,300

Property, plant and equipment                                        93,797,758

Deferred pension costs                                                1,139,719

Unamortized foreign exchange loss on
long-term debt
                                                                      1,674,864
                                                             ------------------
                                                             $      141,436,641
                                                             ==================

                                   Liabilities


Current liabilities

Bank indebtedness                                                             -
Accounts payable and accrued liabilities                             13,945,365
Income taxes                                                          4,190,606
Current portion of long-term debt                                     4,957,173
                                                             ------------------

                                                                     23,093,144

Long-term debt                                                       21,426,483

Deferred income taxes                                                12,665,826

Non-controlling interest in F.F. Soucy, Inc.
& Partners, Limited Partnership
                                                                     47,008,132
                                                             ------------------

                                                                    104,193,585
                                                             ------------------

                              Shareholders' Equity


Capital stock                                                         1,621,851

Contributed surplus                                                   1,133,850

Retained earnings                                                    34,487,355
                                                             ------------------

                                                                     37,243,056
                                                             ------------------

                                                             $      141,436,641
                                                             ==================

                              The accompanying notes are an integral part of the
                                               consolidated financial statements

F.F. Soucy, Inc.
Consolidated Statement of Retained Earnings
For the year ended December 31, 1997



(expressed in Canadian dollars)





Retained earnings - Beginning of period                              43,138,862

Net earnings for the period                                           6,428,752
                                                             ------------------

                                                                     49,567,614
Dividends                                                             6,000,000
Premium on redemption of common shares                                9,080,259
                                                             ------------------

Retained earnings - End of period                            $       34,487,355
                                                             ==================


Dividends per share                                          $            14.37
                                                             ==================




                              The accompanying notes are an integral part of the
                                               consolidated financial statements

F.F. Soucy, Inc.
Consolidated Statement of Earnings
For the year ended December 31, 1997



(expressed in Canadian dollars)





Sales                                                               151,250,406

Freight                                                              15,670,318
                                                             ------------------

Net sales                                                           135,580,088

Cost of sales                                                       104,480,103
                                                             ------------------

                                                                     31,099,985
                                                             ------------------

Expenses

Selling, general and administrative -
To parent company                                                    13,191,943

To other                                                                389,722
Interest on long-term debt                                            2,736,088
Other interest                                                           48,364
                                                             ------------------

                                                                     16,366,117
                                                             ------------------

                                                                     14,733,868
                                                             ------------------

Other income

Compensation for power interruption                                   2,436,040
Interest income                                                         224,135
Loss on foreign exchange and translation - net                         (490,666)
                                                             ------------------

                                                                      2,169,509
                                                             ------------------

Non-controlling interest in earnings of
F.F. Soucy, Inc. & Partners, Limited
Partnership
                                                                     (7,454,625)
                                                             ------------------

Earnings before income taxes                                          9,448,752

Provision for income taxes                                            3,020,000
                                                             ------------------

Net earnings for the period                                  $        6,428,752
                                                             ==================

Net earnings per share                                       $            15.32
                                                             ==================


                              The accompanying notes are an integral part of the
                                               consolidated financial statements

F.F. Soucy, Inc.
Consolidated Statement of Changes in Financial Position
For the year ended December 31, 1997



(expressed in Canadian dollars)





Cash provided by (used for)

Operations

Net earnings for the period                                           6,428,752
Items not affecting cash -
Depreciation of property, plant and equipment                         8,974,173
Non-controlling interest of a limited partnership                     7,454,625
Deferred income taxes                                                 1,700,000
Foreign exchange loss on long-term debt                                 648,153
Loss on disposal of capital assets                                       71,254
                                                             ------------------

Provided by operations                                               25,276,957
Cash used for non-cash working capital                               (3,910,159)
                                                             ------------------

                                                                     21,366,798
                                                             ------------------

Financing

Decrease in long-term debt                                           (5,003,834)
Redemption of common shares                                          (9,400,000)
Dividends paid                                                       (6,000,000)
Distribution to minority interest in F.F. Soucy, Inc.
& Partners, Limited Partnership
                                                                     (4,224,301)
                                                             ------------------

                                                                    (24,628,135)
                                                             ------------------

Investment

Additions to property, plant and equipment                           (9,571,202)
Investment tax credits resulting from the purchase of
capital assets
                                                                      1,061,893
Proceeds from disposal of capital assets                                      -
Decrease in deferred pension costs                                      105,732
Advances to parent company                                            2,041,272
                                                             ------------------

                                                                     (6,362,305)
                                                             ------------------

Increase (decrease) in net cash
during the period
                                                                     (9,623,642)

Net cash - Beginning of period                                       16,118,068
                                                             ------------------

Net cash - End of period                                     $        6,494,426
                                                             ==================

Net cash includes cash less bank indebtedness.




                              The accompanying notes are an integral part of the
                                               consolidated financial statements

F.F. Soucy, Inc.
Notes to Consolidated Financial Statements
For the year ended December 31, 1997


--------------------------------------------------------------------------------
(expressed in Canadian dollars)



1.    Summary of significant accounting policies

      Basis of consolidation

      These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in Canada and include the accounts of the wholly-owned subsidiary, Arrimage de Gros Cacouna Inc., and F.F. Soucy, Inc. & Partners, Limited Partnership (the "Partnership"), a Quebec limited partnership in which the Company is general partner and shares in 50.1% of the profits and losses.

      Use of estimates

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

      Fair value of financial instruments

      The fair market values of the financial instruments included in the consolidated financial statements approximate the carrying values of those instruments except for long-term debt as disclosed in note 7.

      Cash

      Cash includes all cash balances and all highly liquid short-term investments, exclusive of bank indebtedness, where applicable. As at December 31, 1997, the Company held no short-term investments. For purposes of the statement of changes in financial position, the Company considers all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents.

      Credit and market risk

      Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company's cash balance is maintained at a major financial institution. Receivables consist principally of trade accounts receivable resulting primarily from sales to newspaper publishers. Credit is extended to customers after an evaluation of credit worthiness. Generally, the Company does not require collateral or other security from customers for trade accounts receivable. Substantially all of the Company's debtors' ability to honor their obligations are dependent upon the printing and publishing sectors.

      The Company operates solely to produce newsprint which is subject to fluctuations in paper prices. The paper industry has experienced highly volatile price changes over the past few years.

      Inventories

      Inventories are valued at the lower of cost (first in, first out) or market. Cost as applied to finished goods includes cost of materials, direct labour and overhead.

F.F. Soucy, Inc.
Notes to Consolidated Financial Statements
For the year ended December 31, 1997


--------------------------------------------------------------------------------
(expressed in Canadian dollars)


1.   Summary of significant accounting policies (cont'd)

      Property, plant and equipment

      Cost of property, plant and equipment is recorded net of applicable government grants, including investment tax credits, on capital expenditures. Depreciation of property, plant and equipment is computed using the declining balance method by the Company and the straight-line method by the Partnership as follows:


          Buildings                                                     2% - 10%
          Machinery and equipment                                       4% - 20%
          Furniture and fixtures                                             20%


      The Company and the Partnership commence depreciating property, plant and equipment at the time the assets are put into use. As at December 31, 1997, there was capitalized costs of $2,718,903 with respect to property, plant and equipment not yet in use.

      For income tax purposes, depreciation is computed principally on an accelerated basis.

      The Partnership capitalizes interest costs, where material, as part of the cost of constructing major facilities and equipment. No such interest costs have been capitalized in 1997.

      The carrying value of property, plant and equipment is evaluated whenever significant events or changes occur that might indicate an impairment through comparison of the carrying value to fair market value or total undiscounted cash flows.

      Revenue recognition

      Sales and related costs of goods sold are included in earnings when goods are delivered to the customer in accordance with the delivery terms.

      Pension costs

      The pension costs include the cost of pension benefits related to employees' services in the current year and the amortization of the difference between pension fund assets and the actuarial present value of accrued pension benefits for services rendered to date. This difference is being amortized over the expected average remaining service life of the employee groups which extends for periods of up to 15 years. The Company makes appropriate provision against deferred pension costs where there is uncertainty regarding its ability to benefit from the underlying pension surplus.

      Compensation for power interruption

      The compensation for power interruption (note 10) is comprised of a fixed portion, which is recognized as earned by the Company in equal amounts over a period of four months from December to March, and a variable portion which is recognized as earned when the power interruptions occur. At such time as the maximum amount of power consumption has been interrupted, any remaining balance of the fixed portion is recognized as income.

F.F. Soucy, Inc.
Notes to Consolidated Financial Statements
For the year ended December 31, 1997


--------------------------------------------------------------------------------
(expressed in Canadian dollars)



1.    Summary of significant accounting policies (cont'd)

      Income taxes

      The Company provides deferred income taxes for timing differences which relate principally to differences between financial and tax reporting in the recognition of depreciation charges. For income tax reporting purposes, the Company includes its proportionate share of earnings and losses of the Partnership. In accordance with the Partnership Agreement, maximum capital cost allowances are being claimed by the Partnership including accelerated depreciation of production machinery and equipment.

      Foreign currency translation

      Transactions denominated in foreign currencies are recorded at the rate of exchange prevailing at the transaction date. Monetary assets and liabilities in foreign currencies are translated at year-end rates, and non-monetary assets and liabilities at rates prevailing at the transaction dates. Gains or losses arising on translation are included in earnings for the current year except those relating to long-term debt (note 7) which are deferred and amortized over the remaining life of the debt.

      Forward exchange contracts

      Forward exchange contracts are entered into to hedge contracted revenue streams from foreign currency exchange rate fluctuations. As such, these non-speculative forward exchange contracts are not recorded on the Company's balance sheet. Also, unrealized gains and losses on these forward exchange contracts are deferred and recognized upon settlement of the related transactions. Accordingly, cash flows resulting from forward exchange contract settlements are classified as cash provided by operations as are the corresponding cash flows from the revenue streams being hedged (note 13).

      Dividends

      Dividends on common shares, when declared, are paid to shareholders in United States dollars.


2.    F.F. Soucy, Inc. & Partners, Limited Partnership

      F.F. Soucy, Inc. & Partners, Limited Partnership (the "Partnership") was constituted as a limited partnership on May 31, 1974 under the Civil Code of the Province of Quebec, Canada, pursuant to a limited partnership agreement (the "Partnership Agreement") between the Company, Dow Jones Newsprint Company, Inc. ("DJ Newsprint"), a Delaware corporation and a wholly-owned subsidiary of Dow Jones and Company, Inc. ("Dow Jones"), and Rexfor, a Crown corporation of the Quebec Provincial Government. The Partnership Agreement, as amended, includes the following provisions:

      o    The Partnership is for an initial term expiring  December 31, 2004,
           renewable   for  further  terms  of  ten  years  and  is  subject  to
           dissolution with the consent of two or more partners and in certain other circumstances.

      o The purpose of the Partnership is to engage in the business of producing, selling and distributing newsprint by constructing, owning and operating a paper mill (the "Partnership Mill") at Riviere du Loup, Quebec.

F.F. Soucy, Inc.
Notes to Consolidated Financial Statements
For the year ended December 31, 1997


--------------------------------------------------------------------------------
(expressed in Canadian dollars)



2.    F.F. Soucy, Inc. & Partners, Limited Partnership (cont'd)

      o The Company, as general partner, has full and exclusive control of the business of the Partnership and has active control of its management. DJ Newsprint and Rexfor, as limited partners, are not liable for any net losses or other debt or liability of the Partnership to any extent, except for their respective contributions to capital.

      o Subject to the above, the partners shall share the net profits or losses of the Partnership in the following proportions:


             F.F. Soucy, Inc.                                              50.1%
             DJ Newsprint                                                  39.9%
             Rexfor                                                        10.0%
                                                              ------------------

                                                                          100.0%
                                                              ==================


      o No partner may sell, assign or otherwise dispose of its interest, or any part thereof, in the Partnership, unless it first offers such interest to the other partners as prescribed in the Partnership Agreement.

      Brant-Allen Industries, Inc. ("Brant-Allen"), along with one of its subsidiaries, is party to a long-term financing agreement whereby 65% of the common shares of the Company have been pledged as security. The Company, Brant-Allen and the subsidiary are all subject to certain financial and non-financial covenants. Should any of these parties not comply with their respective covenants, a change in control of the Company may result, under certain circumstances, which could trigger a dissolution of the Partnership.


3.    Accounts receivable and related party transactions

     (a) All sales are made through Newsprint Sales, a division of Brant-Allen, the parent company. At December 31, 1997, accounts receivable include an amount of $812,579 receivable from Newsprint Sales representing amounts received by Newsprint Sales on collection of receivable balances yet to be transferred to the Company.

     (b) During the year ended December 31, 1997, Brant-Allen charged the Company approximately $13,192,000 for management and selling services. At December 31, 1997, the balance owing by the Company to Brant-Allen amounted to $120,323.


4.    Inventories comprise:


             Raw materials                                            6,072,243
             Finished goods                                           1,575,121
             Stores                                                   4,470,693
                                                             ------------------

                                                             $       12,118,057
                                                             ==================

F.F. Soucy, Inc.
Notes to Consolidated Financial Statements
For the year ended December 31, 1997


--------------------------------------------------------------------------------
(expressed in Canadian dollars)



5.    Property, plant and equipment


             Land and buildings                                      30,954,331
             Machinery and equipment                                183,185,005
             Furniture and fixtures                                     343,351
                                                             ------------------

                                                                    214,482,687
                Less: Accumulated depreciation                      120,684,929
                                                             ------------------

                                                             $       93,797,758
                                                             ==================


      Machinery and equipment include assets under capital leases with a cost of $4,299,000 and accumulated depreciation of $2,198,000 as at December 31, 1997.


6.    Bank indebtedness

      The Company and the Partnership have available lines of credit from a bank amounting to Cdn. $3,000,000 and Cdn. $5,000,000, respectively. As at December 31, 1997, there were no advances drawn down under the Company's line of credit and under the Partnership's line of credit. Outstanding balances under the lines of credit are payable on demand and interest is payable at 1/4% and 1/2% above the bank's prime rate respectively which was at 6.00% as at December 31, 1997. The Company and the Partnership have assigned their accounts receivable and pledged their inventories to the bank as security for any advances under the lines of credit. Also, Newsprint Sales has assigned its accounts receivable and provided an unlimited guarantee and postponement of claim against the Company and the Partnership.


7.    Long-term debt

      Long-term debt comprises:

             Sinking  fund bonds  maturing  2004 (note 7(a))         21,175,018
             Sinking  fund bonds  maturing 1999 (note 7(a))           5,208,638
             Obligation under capital leases                                 -
                                                             ------------------

                                                                     26,383,656
                Less: Current portion                                 4,957,173
                                                             ------------------

                                                             $       21,426,483
                                                             ==================


     (a) In 1979, the Partnership, through Riviere du Loup Finance Ltd., its wholly-owned subsidiary, issued U.S. $20,000,000, 10 3/4% and Cdn. $5,000,000, 10 7/8% bonds to several insurance companies maturing on April 1, 1999. In 1987, the Partnership, through Riviere du Loup Finance Ltd., issued U.S. $27,500,000, 9.65% bonds to an insurance company maturing on July 1, 2004.

F.F. Soucy, Inc.
Notes to Consolidated Financial Statements
For the year ended December 31, 1997


--------------------------------------------------------------------------------
(expressed in Canadian dollars)



7.    Long-term debt (cont'd)

          The trust indenture contains certain restrictive covenants including equity and working capital requirements. The Partnership has assigned the sale agreement (note 11(a)) and collateralized substantially all of its property, plant and equipment having a net book value of $78,587,000 as at December 31, 1997 for the bonds.

     (b) The aggregate fair market value of the Company's long-term debt was $29,037,000 as at December 31, 1997 based on discounted future cash flows using interest rates available to the Company for issues with similar terms and average conditions.

     (c)  Interest incurred on long-term debt in 1997 amounted to $2,718,000.

     (d)  Long-term debt maturities are as follows as at December 31, 1997:


                                                       U.S. $            Cdn. $

             Year ending December 31, 1998            3,265,385          287,000
                                      1999            4,065,385          488,000
                                      2000            2,115,385                -
                                      2001            2,115,385                -
                                      2002            2,115,385                -


8.    Capital stock

      The authorized capital stock of the Company is comprised of 500,000 common shares without par value. As at December 31, 1997, the number of issued and paid shares was 417,660. On January 10, 1997, the Company redeemed
      82,340 of its common shares, with a book value of $319,741, for a cash consideration of $9,400,000. The excess of $9,080,259 of the redemption price over book value has been charged to retained earnings.


9.    Wood chips and round wood supply agreements

      The Company has entered into a number of agreements for the supply of its wood chips and round wood requirements. The duration of these agreements varies between one and five years. The estimated future purchase commitments, based on current prices which are renewable annually, for the next five years are as follows:


             1998                                             $       14,930,000
             1999                                                     11,584,000
             2000                                                     11,408,000
             2001                                                      9,600,000
             2002                                                      4,345,000

F.F. Soucy, Inc.
Notes to Consolidated Financial Statements
For the year ended December 31, 1997


--------------------------------------------------------------------------------
(expressed in Canadian dollars)



10.   Power interrruption agreement

      Under an agreement with Hydro-Quebec, expiring on September 30, 2000, the Company will be compensated by a fixed annual amount, plus a variable annual amount based on the actual power usage and power interruptions requested by Hydro-Quebec. The agreement establishes a maximum amount of power consumption which may be interrupted at the request of Hydro-Quebec during the months of December to March inclusively.


11.   Sales

     (a) The Partnership has contracted to sell Dow Jones the basis weight equivalent of a minimum of 45,000 short tons of 32 lb. basis weight newsprint per annum, through December 31, 2004. Dow Jones has the option to purchase additional quantities of newsprint, as available. The price payable has been agreed to annually based upon market conditions. This sale agreement has been assigned as partial collateral for the sinking fund bonds (note 7(a)).

     (b) The Company and the Partnership sold newsprint to Dow Jones and its subsidiaries during the year ended December 31, 1997, amounting to $29,580,000. At December 31, 1997, the balance owing to the Company and the Partnership by Dow Jones and its subsidiaries amounted to $2,895,947.

     (c) With the exclusion of Dow Jones and its subsidiaries, which is disclosed above, in 1997 no corporation represented 10% or more of the Company's sales.

     (d) The Company operates two newsprint paper mills in Quebec, Canada, and sells most of its production to the following regions as a percentage of sales:


             United States                                                  68%
             South America                                                  12
             Europe                                                         18
             Asia                                                            2


12.   Pension costs and obligations

      The Company has defined benefit plans for its employees and charges the Partnership its share of the related pension costs. The Company maintains separate defined benefit plans for its unionized plant employees, its unionized office employees and its non-unionized employees. The benefits are based on career average earnings of the employee. The Company's funding policy is to contribute amounts not exceeding those that may be deducted for income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

F.F. Soucy, Inc.
Notes to Consolidated Financial Statements
For the year ended December 31, 1997


--------------------------------------------------------------------------------
(expressed in Canadian dollars)



12.   Pension costs and obligations (cont'd)

      The Company's net pension cost comprises:


             Current service costs                                      666,000
             Interest cost on projected benefit obligation            2,087,000
             Return on plans' assets                                 (2,314,000)
             Amortization of unrecorded pension asset                   (80,000)
             Amortization of experience gains                          (274,000)
             Amortization of cost of amendments                         185,000
             Amortization of change in assumptions                       81,000
             Provision against deferred pension costs                   468,000
                                                             ------------------

             Net pension cost                                $          819,000
                                                             ==================


      In order to measure the projected benefit obligation, the weighted-average discount rate used was 7.5%; the rate of increase in future compensation levels used for the non-unionized plan was 5.5% and the rate used for the unionized office plan and the unionized plant plan was 5.5%. The expected long-term rate of return on assets of the plans was 8%.

      The funded status of the plans as at December 31, 1997, was:


             Actuarial present value of accumulated
                benefit obligations including vested
                benefits of $24,601,000                      $       25,063,000
                                                             ==================

             Projected benefit obligation for services
                rendered to date                                     29,722,303
             Plans' assets at fair value, primarily
                listed Canadian stocks and Canadian bonds            39,721,796
                                                             ------------------

             Plans' assets in excess of projected benefit
                obligation                                            9,999,493
             Unrecognized gains                                       6,055,472
             Provision against pension assets                         2,804,302
                                                             ------------------

             Pension asset recognized as deferred pension
                costs                                        $        1,139,719
                                                             ==================


      The excess of the plans' assets is being amortized over the expected average remaining service life of the employees which extends for periods of up to 15 years. The Company makes appropriate provision against deferred pension costs where there is uncertainty regarding its ability to benefit from the underlying pension surplus. The Company's contributions for the year ended December 31, 1997 were $717,000.


13.   Forward exchange contracts

      The Partnership entered into contracts which mature in less than twelve months to sell forward U.S. dollars in exchange for Canadian dollars. As at December 31, 1997, the Partnership held forward exchange contracts of U.S. $10,000,000 with a contracted value of $14,188,800 against a fair value of $14,291,000, representing a deferred loss of $102,200.

F.F. Soucy, Inc.
Notes to Consolidated Financial Statements
For the year ended December 31, 1997


--------------------------------------------------------------------------------
(expressed in Canadian dollars)



14.   United States accounting principles

      The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"). In certain respects, Canadian GAAP differs from accounting principles generally accepted in the United States ("U.S. GAAP").

      Net earnings and shareholders' equity

     (a) The following summary sets out the material adjustments to the Company's reported net earnings and shareholders' equity which would be made in order to conform to U.S. GAAP:


             Net earnings for the year under Canadian GAAP            6,428,752
             U.S. GAAP adjustments -
                Translation gains and losses (note 14(b))              (399,861)
                Income taxes (note 14(c))                              (287,000)
                                                             ------------------

             Net earnings for the year under U.S. GAAP       $        5,741,891
                                                             ==================

             Shareholders' equity under Canadian GAAP                37,243,056
             U.S. GAAP adjustments -
                Translation gains and losses (note 14(b))            (1,674,864)
                Income taxes (note 14(c))                               734,000
                                                             ------------------

             Shareholders' equity under U.S. GAAP            $       36,302,192
                                                             ==================


     (b) Under Canadian GAAP, translation gains and losses arising on the translation, at exchange rates prevailing at the balance sheet date, of long-term debt denominated in foreign currency are deferred and amortized over the remaining life of the related debt. Under U.S. GAAP, such gains and losses are included in the statement of earnings in the period in which the exchange rate changes.

     (c) Under Canadian GAAP, the Company follows the tax allocation method in providing for income taxes while under U.S. GAAP, the liability method would be used. Under this method, deferred income taxes are calculated on the difference between accounting and tax values of the assets and liabilities. The current tax rate is used to calculate deferred income taxes at the balance sheet date. Deferred tax assets arising from losses and temporary differences are subject to a valuation allowance whenever it is more likely that the assets will not be realized.

     (d) Under Canadian GAAP, costs of providing life insurance and health care benefits to employees after retirement are recognized as incurred while under U.S. GAAP, these costs are accrued during the employees' years of active service. This difference in GAAP would not result in a material change to the Company's consolidated financial statements.

F.F. Soucy, Inc.
Notes to Consolidated Financial Statements
For the year ended December 31, 1997


--------------------------------------------------------------------------------
(expressed in Canadian dollars)



14.       United States accounting principles (cont'd)

      Cash flows

     (e)  Under U.S. GAAP, the following amounts would be reported:


             Net cash provided by (used in):
                Operating activities                                 21,366,798
                Financing activities                                (26,828,135)
                Investment activities                                (6,362,305)
                                                             ------------------

             Net increase (decrease) in cash                 $      (11,823,642)
                                                             ==================

             Cash - End of period                            $        6,494,426
                                                             ==================


     (f) Under U.S. GAAP, the definition of cash in the statement of cash flows would exclude bank indebtedness which amounted to nil as at December 31, 1997. Under U.S. GAAP, changes in bank indebtedness would be disclosed as a financing activity.

     (g) Canadian GAAP allows the disclosure of a subtotal of the amount of cash provided by operating activities before cash provided by non-cash operating working capital items. U.S. GAAP requires a statement of cash flows without subtotal.

     (h) Net change in non-cash operating working capital balances details as follows:


             Decrease (increase) in:
                Accounts receivable                                  (9,055,072)
                Inventories                                           5,185,054
                Prepaid expenses                                         14,216

             Increase (decrease) in:
                Accounts payable and accrued liabilities             (1,647,325)
                Income taxes                                          1,592,968
                                                             ------------------

                                                             $       (3,910,159)
                                                             ==================


      Other disclosure

     (i)  The disclosure of the following amounts is required under U.S. GAAP:


             Payments under capital leases                   $          260,000
             Interest paid                                            2,907,000
             Income taxes paid                                          645,000
             Foreign exchange loss (gain):
                Realized                                               (136,000)
                Unrealized                                              627,000

F.F. Soucy, Inc.
Notes to Consolidated Financial Statements
For the year ended December 31, 1997


--------------------------------------------------------------------------------
(expressed in Canadian dollars)



14.       United States accounting principles (cont'd)


             Trade accounts receivable                        $       23,395,000
             Other accounts receivable                                 1,466,000
             Allowance for doubtful accounts                             216,000
             Trade accounts payable                                    9,635,000
             Accrued employees costs                                   2,939,000
             Interest payable                                          1,169,000


     (j) The provision for income taxes and effective tax rates are detailed as follows:


             Provision for income taxes based on combined basic
                Canadian and Quebec income tax rate of 44.25%         4,181,000
             Increase (decrease) in income taxes arising
                from the following:
                Active business income deduction                       (694,000)
                Deduction for manufacturing and processing             (556,000)
                Surtax                                                   73,000
                Other                                                    16,000
                                                             ------------------

                                                             $        3,020,000
                                                             ==================


     (k)  Deferred tax assets and liabilities of the Company were as follows:

             Deferred tax assets:
                Net capital loss carryforwards                          131,000
                Valuation allowance                                    (131,000)
                                                             ------------------

                                                                              -
                                                             ------------------

             Deferred tax liabilities:
                Depreciation                                        (11,516,611)
                Pension costs                                          (229,029)
                Other                                                  (186,186)
                                                             ------------------

                                                                    (11,931,826)
                                                             ------------------

             Net deferred income taxes under
                U.S. GAAP                                    $      (11,931,826)
                                                             ==================



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April, 30, 1998.

                                    BEAR ISLAND PAPER COMPANY, L.L.C.

                                    By:  /s/  Peter M. Brant
                                         ----------------------
                                           Peter M. Brant
                                           President, Chairman of the Board and
                                           Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



    SIGNATURE                              TITLE                                        DATE
    ---------                              -----                                        ----
/s/  Peter M. Brant              President, Chairman of the Board                  April 30, 1998
------------------------         and Chief Executive Officer
  Peter M. Brant                 (Principal Executive Officer)

/s/  Joseph Allen                Executive Vice President,                         April 30, 1998
------------------------         Co-Chairman of the Board
 Joseph Allen                    and Chief Operating Officer


/s/  Edward D. Sherrick          Vice President of Finance and                     April 30, 1998
------------------------         Director (Principal Financial Officer)
 Edward D. Sherrick              (Principal Accounting Officer)


/s/  Thomas E. Armstrong
------------------------         Vice President of Sales                           April 30, 1998
Thomas E. Armstrong              and Marketing and Director

/s/  Michael Conroy              Director                                          April 30, 1998
------------------------
Michael Conroy

/s/  Robert Flug                 Director                                          April 30, 1998
------------------------
 Robert Flug
