Form 10-Q
period 1998-03-31
BEAR ISLAND PAPER CO LLC
filed 1998-05-15
CIK 1051249

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

             (Mark One)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

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
          (State or other jurisdiction of            (I.R.S. Employer
           Incorporation or organization)         Identification Number)

                              10026 Old Ridge Road
                                  Ashland, VA
                    (Address of Principal Executive Offices)

                                     23005
                                   (Zip Code)

                                 (804) 227-3394
              (Registrant's telephone number, including area code)

             Former Name, Former Address and Former Fiscal Year, if
                   Changed Since Last Report: Not Applicable

         Indicate  by check  mark  whether  the  registrant:  (1) has  filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                     ---   ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Not Applicable.

                        BEAR ISLAND PAPER COMPANY, L.L.C.
                                      INDEX


                                                                         Page(s)
 Part I.  Financial Information


     Item 1

       Condensed Balance Sheets                                              1

       Condensed Statements of Income                                        2

       Condensed Statements of Cash Flows                                    3

       Notes to Condensed Financial Statements                               4


     Item 2

       Management's Discussion and Analysis of Financial                     8

       Condition and Results of Operations

 Part II. Other Information

     Item 6   Exhibits and Reports on Form 8-K

       Exhibit 27, Financial Data Schedule                                  11

 Signatures                                                                 12



PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                        BEAR ISLAND PAPER COMPANY, L.L.C.
                            CONDENSED BALANCE SHEETS

                                                                                       March 31,         December 31,
                                               ASSETS                                    1998                1997
                                                                                    ----------------   -----------------
                                                                                      (Unaudited)
 Current assets:
     Cash and short-term investments                                                $     3,727,103    $      1,353,049
     Accounts receivable                                                                 13,961,416          14,133,335
     Inventories                                                                         13,230,106          14,213,313
     Other current assets                                                                   149,607             147,911
                                                                                    ----------------   -----------------

             Total current assets                                                        31,068,232          29,847,608

 Property, plant and equipment                                                          196,095,885         195,084,008
 Less accumulated depreciation                                                            3,321,018             822,264
                                                                                    ----------------   -----------------

             Net property, plant and equipment                                          192,774,867         194,261,744
                                                                                    ----------------   -----------------

 Deferred financing costs                                                                 8,277,512           8,375,199
                                                                                    ----------------   -----------------

               Total assets                                                         $   232,120,611    $    232,484,551
                                                                                    ================   =================


                                  LIABILITIES AND MEMBER'S EQUITY

 Current liabilities:
     Current portion of long-term debt                                                    1,085,304             880,304
     Accounts payable and accrued liabilities                                             8,592,199           9,446,785
     Accrued interest payable                                                             3,888,648           1,344,915
                                                                                    ----------------   -----------------

               Total current liabilities                                                 13,566,151          11,672,004

 Long-term debt                                                                         191,625,000         195,555,000
                                                                                    ----------------   -----------------

               Total liabilities                                                        205,191,151         207,227,004
                                                                                    ----------------   -----------------

 Member's equity:
     Contributed capital                                                                 25,469,737          25,469,737
     Retained earnings (accumulated deficit)                                              1,459,723            (212,190)
                                                                                    ----------------   -----------------

             Total member's equity                                                       26,929,460          25,257,547
                                                                                    ----------------   -----------------

               Total liabilities and member's equity                                $   232,120,611    $    232,484,551
                                                                                    ================   =================
 See accompanying notes to the condensed financial statements.


                        BEAR ISLAND PAPER COMPANY, L.L.C.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)
[CAPTION]


                                                                                        Company          Predecessor
                                                                                    ----------------   -----------------
                                                                                       Three months ended March 31,
                                                                                    ------------------------------------
                                                                                         1998                1997
 Net sales                                                                          $    30,380,468    $     27,059,699
 Cost of sales                                                                          (22,675,137)        (25,473,898)
                                                                                    ----------------   -----------------

             Gross profit                                                                 7,705,331           1,585,801

 Selling, general and administrative expenses:
     Management fees to affiliate                                                          (911,414)           (811,791)
     Other                                                                                 (276,067)           (176,654)
                                                                                    ----------------   -----------------

             Income from operations                                                       6,517,850             597,356

 Other income (deductions):
     Interest expense                                                                    (4,881,360)         (1,259,811)
     Other income (expense)                                                                  35,423             174,503
                                                                                    ----------------   -----------------

               Net income (loss)                                                    $     1,671,913    $       (487,952)
                                                                                    ================   =================
 See accompanying notes to the condensed financial statements.


                        BEAR ISLAND PAPER COMPANY, L.L.C.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
[CAPTION]


                                                                                        Company          Predecessor
                                                                                    ----------------   -----------------
                                                                                       Three months ended March 31,
                                                                                    ------------------------------------
                                                                                         1998                1997

 Operating activities:
     Net income (loss)                                                              $     1,671,913    $       (487,952)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:

       Depreciation and depletion                                                         2,498,754           2,268,968
       Amortization of deferred financing costs                                             238,158              14,811
     Changes in current assets and liabilities:
       Accounts receivable                                                                  171,919           2,401,464
       Inventory                                                                            983,207             417,009
       Other current assets                                                                  (1,696)           (783,411)
       Accounts payable and accrued liabilities                                            (854,586)         (4,528,058)
       Accrued interest payable                                                           2,543,733           1,245,000
                                                                                    ----------------   -----------------

             Cash provided by operating activities                                        7,251,402             547,831
                                                                                    ----------------   -----------------

 Investment activities:
     Purchases of property, plant and equipment                                          (1,011,877)           (759,084)
                                                                                    ----------------   -----------------

             Net cash used in investing activities                                       (1,011,877)           (759,084)
                                                                                    ----------------   -----------------

 Financing activities:
     Proceeds from issuance of long-term debt                                                                   284,838
     Principal payments on long-term debt                                                (3,725,000)         (2,320,316)
     Payment of deferred financing costs                                                   (140,471)
     Distribution to partners                                                                                    34,771
                                                                                    ----------------   -----------------

             Net cash used in financing activities                                       (3,865,471)         (2,000,707)
                                                                                    ----------------   -----------------

             Net increase (decrease) in cash                                              2,374,054          (2,211,960)

 Cash and short-term investments, beginning of period                                     1,353,049          13,625,322
                                                                                    ----------------   -----------------

               Cash and short-term investments, end of period                       $     3,727,103    $     11,413,362
                                                                                    ================   =================
 See accompanying notes to the condensed financial statements.

                        BEAR ISLAND PAPER COMPANY, L.L.C.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


 1. In the opinion of management, the accompanying condensed financial statements of Bear Island Paper Company, L.L.C. (the "Company") contain all adjustments necessary to present fairly, in all material respects, the Company's financial position as of March 31, 1998 and December 31, 1997 and the Company's condensed results of operations and cash flows for the three month period ended March 31, 1998 as well as the condensed results of operations and cash flows of the predecessor, Bear Island Paper Company, L.P. (the "Predecessor"), for the three month period ended March 31, 1997. All adjustments are of a normal and recurring nature. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10K filed on April 30, 1998. The December 31, 1997 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

       The results of operations for the three-month period ended March 31, 1998 should not be regarded as necessarily indicative of the results that may be expected for the entire year.



 2. Effective December 1, 1997, the Company completed the purchase of the 70% partnership interest (the "Acquisition") in the Predecessor (the Company and Predecessor are collectively referred to as the "Companies") previously owned by subsidiaries of Dow Jones & Company ("Dow Jones"), Inc. and The Washington Post Company (the "Washington Post"). Immediately before the Acquisition and certain related financings which were used to facilitate the funding of the Acquisition, the Predecessor was converted into Bear Island Mergerco, L.L.C. ("Mergerco") and Mergerco was then merged into the Company with the Company being the surviving entity. The Company is a wholly owned subsidiary of Brant-Allen Industries, Inc. ("Brant-Allen"), a Delaware corporation.

       The Company accounted for the Acquisition as a purchase. The allocation of the purchase price resulted in purchase adjustments being applied to assets and liabilities acquired. In this connection, since Brant-Allen was the owner of 30% interests in the Predecessor prior to the Acquisition, purchase adjustments were applied to adjust 70% of the basis of the assets and liabilities acquired to fair value. As a result of the Acquisition and new basis of accounting, the Company's financial statements for the period subsequent to the Acquisition are not comparable to the Predecessor's financial statements for the periods prior to the Acquisition.

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

                        BEAR ISLAND PAPER COMPANY, L.L.C.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

 3. No provision for income taxes is required in the financial statements since each member or partner (prior to the Acquisition) is individually liable for any income tax that may be payable on its share of the Companies' taxable income.



 4. Finished goods and raw materials inventories are valued at the lower of cost or market, with cost determined on the first-in, first-out ("FIFO") basis. Stores inventories are valued at the lower of average cost or market.

       Inventories consisted of:

                                                      March 31,        December 31,
                                                    ---------------   ----------------
                                                         1998              1997
          Raw materials                             $    3,067,683    $     4,085,044
          Stores                                         8,893,016          9,105,893
          Finished goods                                 1,269,407          1,022,376
                                                    ---------------   ----------------

                                                    $   13,230,106    $    14,213,313
                                                    ===============   ================


 5. Long-term debt consisted of:

                                                      March 31,        December 31,
                                                   ----------------  -----------------
                                                        1998               1997
          Senior Secured Notes                     $   100,000,000   $    100,000,000

          Term Loan Facility                            69,825,000         70,000,000

          Revolving Credit Facility                     22,500,000         26,000,000

          Long-term purchase obligations                   385,304            435,304
                                                   ----------------  -----------------

                                                       192,710,304        196,435,304
          Less current portion                           1,085,304            880,304
                                                   ----------------  -----------------

                       Total long-term debt        $   191,625,000   $    195,555,000
                                                   ================  =================

 6. A component of selling, general and administrative expenses as shown on the statements of operations includes aggregate management fees charged by Brant-Allen. There are restrictions on payment of the management fee.

       The Predecessor was a party to a wood supply contract with Bear Island Timberlands Company, L.P. ("Timberlands"), an affiliate, whereby Timberlands had guaranteed to supply all of the Predecessor's log and pulp chip requirements at prices negotiated annually. Concurrent with the Acquisition, the Company modified certain terms of the wood supply contract with Bear Island Timberlands Company L.L.C ("BITCO"), the successor to Timberlands and a wholly owned subsidiary of Brant-Allen. Purchases under the wood supply contract approximated $740,000 and $3,458,000 for the three months ended March 31, 1998 and 1997, respectively.

       The Predecessor recognized costs of approximately $493,000 for recycling procurement fees during the three months ended March 31, 1997, which are included in cost of sales in the accompanying condensed financial statements.

       The Companies charged BITCO and Timberlands for certain administrative and other expenses. These charges approximated $160,000 and $333,000 during the three months ended March 31, 1998 and 1997, respectively.

       The Company's receivables and payables and the Companies' sales to partners and affiliates were as follows:


                                                                 March 31,    December 31,
                                                                 --------     -----------
                                                                   1998          1997
       Due from Brant-Allen                                    $   52,280      $1,193,315
       Due from Dow Jones                                       2,173,704       1,930,538
       Due from BITCO                                                           42,029
       Due to Brant-Allen                                         824,167
       Due to F.F. Soucy, Inc., a wholly owned subsidiary of
           Brant-Allen                                             86,200         109,901

                                                                   Three Months Ended
                                                                        March 31,
                                                                ------------------------
                                                                  1998             1997

       Net sales to Dow Jones                                  $6,098,144      $4,533,692
       Net sales to The Washington Post                             *           7,133,172

       *After the Acquisition, not considered a related party.

 7. The Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS No. 131") in June 1997, which became effective for fiscal years beginning after December 31, 1997. SFAS No. 131 establishes standards for reporting information about operating segments, including related disclosures about products and services, geographic areas, and major customers. Interim reporting disclosures are not required in the first year of adoption and are therefore not provided. At the time of adoption of SFAS No. 131, this standard is not expected to have a material impact on the financial position or results of operations of the Company since the Company operates as one segment.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of certain significant factors affecting the results of operations of Bear Island Paper Company, L.L.C. (the "Company") and its predecessor, Bear Island Paper Company, L .P. ( the "Predecessor") during the periods included in the accompanying condensed statements of income and the changes in the Company's financial condition since December 31, 1997.


General

         The Company manufactures and is dependent on one product, newsprint, which is used in general printing and the newspaper publishing industry and for advertising circulars. Accordingly, demand for newsprint fluctuates with the economy, newspaper circulation and purchases of advertising lineage which may significantly impact the Company's selling price of newsprint and, therefore, its revenues and profitability. In addition, variation in the balance between supply and demand as a result of global capacity additions have an increasing impact on both selling prices and inventory levels in the North American markets. Capacity is typically added in large blocks because of the scale of new newsprint machines.

         As a result, the newsprint market is highly cyclical, depending on changes in global supply, demand and inventory levels. These factors significantly impact the Company's sales volume and newsprint prices and, therefore, the Company's revenues and profitability. Given the commodity nature of newsprint, the Company, like other suppliers to this market, has little influence over the timing and extent of price changes. Sales are recognized at the time of shipment from the Company's mill. However, significant fluctuations in revenue can and do occur as a result of the timing of shipments caused by order patterns of customers.

         In December, 1997, the Company purchased the 70% Limited Partnership interests of the Predecessor owned equally by subsidiaries of The Washington Post Company, Inc. and Dow Jones & Company, Inc. ( the "Transaction"). Funding for the Transaction was provided through the issuance of $100,000,000 of 10% Senior Secured Notes due 2007 ( the "Notes") , and $120,000,000 of bank debt ( the "Bank Credit Facilities") comprised of a $70,000,000 Term Loan Facility and a $50,000,000 Revolving Credit Facility. Following the Transaction, 100% of the Company was owned by Brant-Allen Industries, Inc. ( "Brant-Allen") , the original general partner of the Predecessor.


THREE MONTHS ENDED MARCH 31, 1998, COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

         Net sales increased by $3.3 million, or 12.2%, to $30.4 million for the Company in the first quarter of 1998, from $27.1 million in the first quarter of 1997 for the Predecessor. This increase was attributable to a 15.8% increase in the average net selling price of the Company's products and was offset in part by a 3% decrease in sales volumes to approximately 54,600 tons in the first quarter of 1998, from approximately 56,400 tons in the first quarter of 1997. The Company's net selling price for newsprint increased to an average of $556 per ton in the first quarter of 1998 from an average of $480 per ton in the first quarter of 1997.

         Cost of sales as a percentage of net sales decreased to 74.6% in the first quarter of 1998, from 94.1% in the first quarter of 1997, due to depressed newspring selling prices in the first quarter of 1997 and reduced unit costs of manufacturing. Cost of sales decreased by $2.8 million, or 11%, to $22.7 million in the first quarter of 1998 from $25.5 million in the first quarter of 1997. This decrease was attributable primarily to a 8.2% decrease in unit manufacturing costs per ton and a 3% decrease in sales volumes. The decrease in unit manufacturing cost per ton resulted from a decrease in raw material costs whereby the price of wood was reduced by 26.7% in the three months ended March 31, 1998 compared to the three months ended March 31, 1997 of the Predecessor. This change occurred because wood was purchased from an affiliated company on a market price basis in 1998 compared to a non-arms length price basis in the first quarter of 1997. This change had the result of reducing cost of sales 6.6% on a cost per ton basis.

         Selling, general and administrative expenses increased by $0.2 million, or 20.0%, to $1.2 million in the first quarter of 1998 from $1.0 million in the first quarter of 1997. This increase was primarily attributable to an increase in the management fee paid by the Company to Brant-Allen that resulted from higher net sales and the additional administrative and regulatory expenses.

         As a result of the above factors, income from operations increased by $5.9 million to $6.5 million in the first quarter of 1998 from $0.6 million in the first quarter of 1997.

         Interest expense increased by $3.6 million to $4.9 million in the first quarter of 1998 from $1.3 million in the first quarter of 1997, due to the increase in the Company's indebtedness as a result of the Transaction. Of the $3.6 million, $3.9 million resulted from higher debt outstanding offset by $0.3 million resulting from lower interest rates.

         As a result of the above factors, the Company's net income increased by $2.2 million to $1.7 million in the first quarter of 1998 from a loss of $ 0.5 million in the first quarter of 1997.


Liquidity and Capital Resources

         Historically, the Company's principal liquidity requirements have been for working capital, capital expenditures and debt service. These requirements have been met through cash flows from operations and/or loans and equity contributions from either Brant-Allen or the Predecessor's limited partners, subsidiaries of Dow Jones and The Washington Post. Following the Transaction, the Company's principal liquidity requirements are expected to be principally for working capital, debt service under the Bank Credit Facilities and the Notes and the funding of capital expenditures. The Company anticipates that cash provided from operations in the future, combined with borrowings under the Revolving Credit Facility will be sufficient to pay its operating expenses, satisfy debt-service obligations and fund capital expenditures.

         The Company's cash and short-term investments at March 31, 1998 were $3.7 million, representing an increase of $2.4 million from $1.3 million at December 31, 1997. Cash flows from operating activities during the three months ended March 31, 1998 were used to cover capital expenditures and reduce long-term debt by $3.7 million.

         In the first quarter of 1998, the Company's cash provided by operating activities increased by over 100 % to $7.2 million from $0.5 million in the first quarter of 1997 for the Predecessor, primarily due to higher selling prices and lower costs of sales resulting in higher net income.

         The Company made capital expenditures of $1.0 million and $ 0.8 million in the first quarter of 1998 and the first quarter of 1997 for the Prececessor, respectively, in connection with upgrading its manufacturing facility. Management anticipates that the Company's total capital expenditures for the balance of 1998 and 1999 will primarily relate to continuing capital and cost reduction projects of its newsprint facilities.

         At March 31, 1998, the Company had approximately $192.7 million of indebtedness, consisting of borrowings of $22.5 million under the Revolving Credit Facility, $69.8 million under the Term Loan Facility, $100 million under the Notes and approximately $0.4 million in long-term purchase obligations. In addition, $26.2 million was available in unused borrowing capacity under the Revolving Credit Facility.

Year 2000 Compliance

         The Company is in the process of modifying, upgrading or replacing its computer software applications and systems which the Company expects will accommodate the "Year 2000" dating changes necessary to permit correct recording of year dates for 2000 and later years. The Company does not expect that the cost of its Year 2000 compliance program will be material to its financial condition or results of operations. The Company believes that it will be able to achieve compliance by the end of 1999, and does not currently anticipate any material disruption in its operations as the result of any failure by the Company to be in compliance. The Company does not currently have any information concerning the compliance status of its non-affiliated suppliers and customers.

PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit 27, Financial Data Schedule
         (b) No reports on Form 8-K have been filed during the quarter for which this report is filed

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BEAR ISLAND PAPER COMPANY, L.L.C.


                                           By:   /s/  Peter M. Brant
                                              ---------------------------------
                                           Peter M. Brant
                                           President, Chairman of the Board and
                                           Chief Executive Officer


                                           By:  /s/  Edward D. Sherrick
                                              ---------------------------------
                                           Edward D. Sherrick
                                           Vice President of Finance
                                           (Principal Financial Officer and
                                           Chief Accounting Officer)

Date:  May 15, 1998