Form 10-Q
period 1998-06-30
BEAR ISLAND PAPER CO LLC
filed 1998-08-12
CIK 1051249

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

         (Mark One)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998

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


                                             BEAR ISLAND PAPER COMPANY, L.L.C.
                                                           INDEX

                                                                                                                  Page(s)
 Part I.  Financial Information

     Item 1

       Condensed Balance Sheets                                                                                       1

       Condensed Statements of Income                                                                                 2

       Condensed Statements of Cash Flows                                                                             3

       Notes to Condensed Financial Statements                                                                        4


     Item 2

       Management's Discussion and Analysis of Financial Condition and Results of Operations                          8


 Part II.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K                                                                       11


 Signatures                                                                                                          12





PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS
                                             BEAR ISLAND PAPER COMPANY, L.L.C.
                                                 CONDENSED BALANCE SHEETS

                                                                                       June 30,          December 31,
                                               ASSETS                                    1998                1997
                                                                                    ----------------   -----------------
                                                                                      (Unaudited)
 Current assets:
     Cash and short-term investments                                                $     2,498,087    $      1,353,049
     Accounts receivable                                                                 14,381,232          14,133,335
     Inventories                                                                         12,825,907          14,213,313
     Other current assets                                                                   234,137             147,911
                                                                                    ----------------   -----------------

             Total current assets                                                        29,939,363          29,847,608

 Property, plant and equipment                                                          198,177,624         195,084,008
 Less accumulated depreciation                                                            5,849,415             822,264
                                                                                    ----------------   -----------------

             Net property, plant and equipment                                          192,328,209         194,261,744
                                                                                    ----------------   -----------------

 Deferred financing costs                                                                 8,424,153           8,375,199
                                                                                    ----------------   -----------------

               Total assets                                                         $   230,691,725    $    232,484,551
                                                                                    ================   =================


                                  LIABILITIES AND MEMBER'S EQUITY

 Current liabilities:
     Current portion of long-term debt                                                      953,959             880,304
     Accounts payable and accrued liabilities                                             9,193,118           9,446,785
     Accrued interest payable                                                             1,350,608           1,344,915
                                                                                    ----------------   -----------------

               Total current liabilities                                                 11,497,685          11,672,004

 Long-term debt                                                                         188,950,000         195,555,000
                                                                                    ----------------   -----------------

               Total liabilities                                                        200,447,685         207,227,004
                                                                                    ----------------   -----------------

 Member's equity:
     Contributed capital                                                                 26,916,392          25,469,737
     Retained earnings (accumulated deficit)                                              3,327,648           (212,190)
                                                                                    ----------------   -----------------

             Total member's equity                                                       30,244,040          25,257,547
                                                                                    ----------------   -----------------

               Total liabilities and member's equity                                $   230,691,725    $    232,484,551
                                                                                    ================   =================
 See accompanying notes to the condensed financial statements.





                                             BEAR ISLAND PAPER COMPANY, L.L.C.
                                              CONDENSED STATEMENTS OF INCOME
                                                        (UNAUDITED)


                                                   Company           Predecessor         Company          Predecessor
                                                ---------------    ----------------  ----------------   ----------------
                                                   Three months ended June 30,           Six months ended June 30,
                                                -----------------------------------  -----------------------------------
                                                      1998               1997              1998               1997

 Net sales                                      $   31,124,443     $    28,830,607   $    61,504,911    $    55,890,306
 Cost of sales                                      23,271,112          25,727,609        45,946,249         51,201,507
                                                ---------------    ----------------  ----------------   ----------------

             Gross profit                            7,853,331           3,102,998        15,558,662          4,688,799

 Selling, general and administrative expenses:

     Management fees to Brant-Allen                   (933,733)           (864,918)       (1,845,147)        (1,676,709)
     Other                                            (274,625)           (192,303)         (550,692)          (383,768)
                                                ---------------    ----------------  ----------------   ----------------

             Income from operations                  6,644,973           2,045,777        13,162,823          2,628,322

 Other income (deductions):
     Interest expense                               (4,832,860)         (1,180,156)       (9,714,220)        (2,425,156)
     Other income (expense)                             55,812             142,603            91,235            317,106
                                                ---------------    ----------------  ----------------   ----------------

               Net income                       $    1,867,925     $     1,008,224   $     3,539,838    $       520,272
                                                ===============    ================  ================   ================
 See accompanying notes to the condensed financial statements.





                          BEAR ISLAND PAPER COMPANY, L.L.C.
                         CONDENSED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                    Company          Predecessor
                                                ----------------   ----------------
                                                    Six months ended June 30,
                                                -----------------------------------
                                                      1998               1997
 Operating activities:
     Net income                                 $     3,539,838    $       520,272
     Adjustments to reconcile net income
           to net cash provided by
           operating activities:
       Depreciation and depletion                     5,003,754          4,975,917
       Amortization of deferred financing
         costs                                          476,316             29,622
     Changes in current assets and liabilities:
       Accounts receivable                             (247,897)           355,583
       Inventory                                      1,387,406          1,371,453
       Other current assets                             (86,226)          (910,121)
       Accounts payable and accrued
         liabilities                                  1,192,988         (3,873,571)
       Accrued interest payable                           5,693            (64,844)
                                                ----------------   ----------------

             Cash provided by operating
                   activities                        11,271,872          2,404,311
                                                ----------------   ----------------

 Investment activities:
     Purchases of property, plant and
           equipment                                 (3,070,219)        (2,436,016)
                                                ----------------   ----------------

             Net cash used in investing
                   activities                        (3,070,219)        (2,436,016)
                                                ----------------   ----------------

 Financing activities:
     Proceeds from issuance of long-term
           debt                                                            417,861
     Principal payments on long-term debt            (6,531,345)        (5,457,317)
     Payment of deferred financing costs               (525,270)
     Distribution to partners                                               34,771
                                                ----------------   ----------------

             Net cash used in financing
                   activities                        (7,056,615)        (5,004,685)
                                                ----------------   ----------------

             Net increase (decrease) in cash          1,145,038         (5,036,390)

 Cash and short-term investments, beginning
       of period                                      1,353,049         13,625,322
                                               -----------------  -----------------

               Cash and short-term
                     investments, end of
                     period                     $     2,498,087    $     8,588,932
                                                ================   ================

 Noncash financing activities:
     Contributions from Brant-Allen             $     1,446,655
                                                ================

 See accompanying notes to the condensed financial statements.

                        BEAR ISLAND PAPER COMPANY, L.L.C.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. In the opinion of management, the accompanying condensed financial statements of Bear Island Paper Company, L.L.C. (the "Company") contain all adjustments necessary to present fairly, in all material respects, the Company's financial position as of June 30, 1998 and December 31, 1997 and the Company's condensed results of operations for the three- and six-month periods ended June 30, 1998 and the condensed results of operations of the predecessor, Bear Island Paper Company, L.P. (the "Predecessor"), for the three- and six-month periods ended June 30, 1997 as well as the condensed cash flows of the Company and Predecessor for the six-month periods ended June 30, 1998 and 1997, respectively. All adjustments are of a normal and recurring nature. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10K filed on April 30, 1998. The December 31, 1997 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     The results of operations for the six-month period ended June 30, 1998 should not be regarded as necessarily indicative of the results that may be expected for the entire year.



2. Effective December 1, 1997, the Company completed the purchase of the 70% partnership interest (the "Acquisition") in the Predecessor (the Company and Predecessor are collectively referred to as the "Companies") previously owned by subsidiaries of Dow Jones & Company, Inc. ("Dow Jones") and The Washington Post Company (the "Washington Post"). Immediately before the Acquisition and certain related financings which were used to facilitate the funding of the Acquisition, the Predecessor was converted into Bear Island Mergerco, L.L.C. ("Mergerco") and Mergerco was then merged into the Company with the Company being the surviving entity. The Company is a wholly owned subsidiary of Brant-Allen Industries, Inc. ("Brant-Allen"), a Delaware corporation.

     The Company accounted for the Acquisition as a purchase. The allocation of the purchase price resulted in purchase adjustments being applied to assets and liabilities acquired. In this connection, since Brant-Allen was an owner of a 30% interest in the Predecessor prior to the Acquisition, purchase adjustments were applied to adjust 70% of the basis of the assets and liabilities acquired to fair value. As a result of the Acquisition and new basis of accounting, the Company's financial statements for the period subsequent to the Acquisition are not comparable to the Predecessor's financial statements for the periods prior to the Acquisition.

                        BEAR ISLAND PAPER COMPANY, L.L.C.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     On January 30, 1998, the Company became subject to the information requirements of the Securities Exchange Act of 1934, as amended, and required to file reports and other information with the United States Securities and Exchange Commission.

     During the six months ended June 30, 1998 the board of directors of the Company's parent, Brant-Allen, contributed the unpaid accrued portion of the management fee totaling $1,446,655 through June 30, 1998 to the Company's capital. This portion of the management fee is limited as to payment in cash by the Company to Brant-Allen under the restrictive covenants to the $100 million principal amount of 10% Senior Secured Notes due 2007 (the "Notes"). The contribution of this accrued liability has been reflected as an addition to contributed capital in the accompanying condensed balance sheet at June 30, 1998. Brant-Allen's board also agreed that until further action is taken by the board, future accrued fees (which are not payable in cash because of the Notes' restrictive covenants) should be contributed to the Company's capital.


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

     Inventories consisted of:

                                        June 30,        December 31,
                                     ---------------   ----------------
                                           1998              1997
          Raw materials              $    2,575,317    $     4,085,044
          Stores                          9,036,867          9,105,893
          Finished goods                  1,213,723          1,022,376
                                     ---------------   ----------------
                                     $   12,825,907    $@   14,213,313
                                     ===============   ================

5.   Long-term debt consisted of:
                                                        June 30,         December 31,
                                                    ----------------  -----------------
                                                          1998               1997
          Senior Secured Notes                      $   100,000,000   $    100,000,000

          Term Loan Facility                             69,650,000         70,000,000

          Revolving Credit Facility                      20,000,000         26,000,000

          Long-term purchase obligations                    253,959            435,304
                                                    ----------------  -----------------
                                                        189,903,959        196,435,304
          Less current portion                              953,959            880,304
                                                    ----------------  -----------------
                       Total long-term debt         $   188,950,000   $    195,555,000
                                                    ================  =================


                        BEAR ISLAND PAPER COMPANY, L.L.C.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6. A component of selling, general and administrative expenses as shown on the statements of income includes aggregate management fees charged by Brant-Allen. There are restrictions on payment of the management fee.

     The Predecessor was a party to a wood supply contract with Bear Island Timberlands Company, L.P. ("Timberlands"), an affiliate, whereby Timberlands had guaranteed to supply all of the Predecessor's log and pulp chip requirements at prices negotiated annually. Concurrent with the Acquisition, the Company modified certain terms of the wood supply contract with Bear Island Timberlands Company L.L.C. ("BITCO"), the successor to Timberlands and a wholly-owned subsidiary of Brant-Allen. Purchases under the wood supply contract approximated $405,500 and $3,314,000 for the three- and six-month periods ended June 30, 1998, and $1,145,500 and $6,772,000 for the three- and six-month periods ended June 30, 1997, respectively.

     The Predecessor recognized costs of approximately $535,000 and $1,028,000 for recycling procurement fees paid to BITCO during the three- and six-month periods ended June 30, 1997, respectfully, which are included in cost of sales in the accompanying condensed financial statements.

     The Companies charged BITCO and Timberlands for certain administrative and other expenses. These charges approximated $185,000 and $385,000 during the three- and six-month periods ended June 30, 1998 and $345,000 and $718,000 during the three- and six-month periods ended June 30, 1997, respectively.

     The Company's receivables and payables and the Companies' sales to partners and affiliates were as follows:

                                                                            June 30,        December 31,
                                                                        ----------------  ----------------
                                                                               1998              1997
          Due from Brant-Allen                                          $       119,031   $     1,193,315
          Due from Dow Jones                                                  2,586,526         1,930,538
          Due from BITCO                                                         57,644            42,029
          Due to F. F. Soucy, Inc., a wholly owned subsidiary of
                Brant-Allen                                                      94,592           109,901

                                                    Three Months Ended June 30,           Six Months Ended June 30,
                                                                                      ----------------------------------
                                                      1998               1997               1998              1997
          Net sales to Dow Jones                 $     7,089,597    $     6,370,118   $    13,187,741   $    12,126,025
          Net sales to The Washington Post               *                6,459,575           *              13,592,747

     Sales to Dow Jones represented approximately 23% and 22% of total sales during the three- and six-month periods ended June 30, 1998 and 21% and 22% during the three- and six-month periods ended June 30, 1997, respectively. Sales to The Washington Post represented approximately 22% and 24% of total sales during the three- and six-month periods ended June 30, 1997. The remaining sales were to other unaffiliated printing and publishing enterprises located primarily in the eastern United States.

                        BEAR ISLAND PAPER COMPANY, L.L.C.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

     Statement of Financial Accounting Standards No. 132 ("SFAS No. 132"), "Employers' Disclosures about Pensions and Other Postretirement Benefits," was issued by the Financial Accounting Standards Board in February 1998, which is effective for all years beginning after December 31, 1997. This statement revises employers' disclosures about pension and other postretirement benefit plans. Implementation of SFAS No. 132 is not expected to significantly change the Company's current disclosures when adopted in the fourth quarter of 1998.

     Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued by the Financial Accounting Standards Board in June 1998, which is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. At the time of adopton of SFAS No. 133, this standard is not expected to have a material impact on the financial position or results of operations of the Company.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of certain significant factors affecting the Company's results of operations and the Predecessor during the periods included in the accompanying condensed statements of income and the changes in the Company's financial condition since December 31, 1997.


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

         As a result, the newsprint market is highly cyclical, depending on changes in global supply, demand and inventory levels. These factors significantly impact the Company's sales volume and newsprint prices and, therefore, the Company's revenues and profitability. Given the commodity nature of newsprint, the Company, like other suppliers to this market, has little influence over the timing and extent of price changes. Sales are recognized at the time of shipment from the Company's mill. However, significant fluctuations in revenue can and do occur as a result of changes in market conditions.

         In December, 1997, the Company purchased the 70% Limited Partnership interests of the Predecessor owned equally by subsidiaries of The Washington Post Company, Inc. and Dow Jones & Company, Inc. (the "Acquisition"). Funding for the Acquisition was provided through the issuance of $100 million principal amount of 10% Senior Secured Notes due 2007 (the "Notes") and $120 million principal amount of bank debt (the "Bank Credit Facilities") comprised of a $70 million principal amount Term Loan Facility and a $50 million Revolving Credit Facility. Following the Acquisition 100% of the Company was owned by Brant-Allen Industries, Inc. ("Brant-Allen"), the original general partner of the Predecessor.

         During the six months ended June 30, 1998 the board of directors of the Company's parent, Brant-Allen, contributed the unpaid accrued portion of the management fee totaling $1,446,655 through June 30, 1998 to the Company's capital. This portion of the management fee is limited as to payment in cash by the Company to Brant-Allen under the restrictive covenants to the Notes. The contribution of this accrued liability has been reflected as an addition to contributed capital in the accompanying condensed balance sheet at June 30, 1998. Brant-Allen's board also agreed that until further action is taken by the board, future accrued fees (which are not payable in cash because of the Notes' restrictive covenants) should be contributed to the Company's capital.



THREE MONTHS ENDED JUNE 30, 1998, COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

         Net sales increased by $2.3 million, or 8.0%, to $31.1 million in the second quarter of 1998, from $28.8 million in the second quarter of 1997. This increase was attributable to an 8.2% increase in the average net selling price of the Company's products and was offset in part by a 0.2% decrease in sales volumes to approximately 56,500 tons in the second quarter of 1998 from approximately 56,600 tons in the second quarter of 1997. The Company's net selling price for newsprint increased to an average of $551 per ton in the second quarter of 1998 from an average of $509 per ton in the second quarter of 1997.

         Cost of sales decreased by $2.5 million, or 9.6%, to $23.3 million in the second quarter of 1998 from $25.7 million in the second quarter of 1997. This decrease was attributable primarily to a 9.4% decrease in unit manufacturing costs per ton and a 0.2% decrease in sales volumes. The decrease in unit manufacturing cost per ton was a result of a 48.7% decrease in fiber costs primarily due to a 33.4% decrease in the cost of wood in the second quarter of 1998 to reflect cost of wood fiber on a market basis that was used after consummation of the Acquisition from a non arms length fixed price basis, including upcharges, that was used prior to the Acquisition. Cost of sales as a percentage of net sales decreased to 74.8% in the second quarter of 1998, from 89.2% in the second quarter of 1997, due to depressed newsprint selling prices in the second quarter of 1997 and reduced unit costs of manufacturing as described above.

         Selling, general and administrative expenses increased by $0.2 million, or 14.3%, to $1.2 million in the second quarter of 1998 from $1.1 million in the second quarter of 1997. This increase was primarily attributable to an increase in the management fee paid by the Company to Brant-Allen that resulted from higher net sales and the additional administrative and regulatory expenses incurred as a result of the Company's issuance of the Notes.

         As a result of the above factors, income from operations increased by $4.6 million to $6.6 million in the second quarter of 1998 from $2.0 million in the second quarter of 1997.

         Interest expense increased by $3.7 million to $4.8 million in the second quarter of 1998 from $1.2 million in the second quarter of 1997, due to the increase in the Company's indebtedness as a result of the Acquisition.

         As a result of the above factors, the Company's net income increased by $0.9 million to $1.9 million in the second quarter of 1998 from $ 1.0 million in the second quarter of 1997.

SIX MONTHS ENDED JUNE 30, 1998, COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

         Net sales increased by $5.6 million, or 10.0%, to $61.5 million in the first six months of 1998, from $55.9 million in the first six months of 1997. This increase was attributable to an 11.8% increase in the average net selling price of the Company's products and was offset, in part, by a 1.6% decrease in sales volumes to approximately 111,100 tons in the first six months of 1998 from approximately 113,000 tons in the first six months of 1997. The Company's net selling price for newsprint increased to an average of $580 per ton in the first six months of 1998 from an average of $523 per ton in the first six months of 1997.

         Cost of sales decreased by $5.3 million, or 10.3%, to $45.9 million in the first six months of 1998 from $51.2 million in the first six months of 1997. This decrease was attributable primarily to a 8.8% decrease in unit manufacturing costs per ton and a 1.6% decrease in sales volumes. The decrease in unit manufacturing cost per ton was a result of a 22.7% decrease in fiber costs primarily due to a 30.1% decrease in the cost of wood in the first six months of 1998 to reflect the pricing of wood fiber on a market basis that is being used after consummation of the Acquisition from a non arms length fixed price basis including upcharges in the first six months of 1997 that was used prior to the Acquisition. Cost of sales as a percentage of net sales decreased to 74.7% in the first six months of 1998, from 91.6% in the first six months of 1997, due to depressed newsprint selling prices in the first six months of 1997 and reduced unit costs of manufacturing in 1998 as described above.

         Selling, general and administrative expenses increased by $0.3 million, or 16.3%, to $2.4 million in the first six months of 1998 from $2.1 million in the first six months of 1997. This increase was primarily attributable to an increase in the management fee paid by the Company to Brant-Allen that resulted from higher net sales and the additional administrative and regulatory expenses incurred as a result of the Company's issuance of the Notes.

         As a result of the above factors, income from operations increased by $10.5 million to $13.2 million in the first six months of 1998 from $2.6 million in the first six months of 1997.

         Interest expense increased by $7.3 million to $9.7 million in the first six months of 1998 from $2.4 million in the first six months of 1997, due to the increase in the Company's indebtedness as a result of the Acquisition.

         As a result of the above factors, the Company's net income increased by $3.0 million to $3.5 million in the first six months of 1998 from $ 0.5 million in the second quarter of 1997.

Liquidity and Capital Resources


         Historically, the Company's principal liquidity requirements have been for working capital, capital expenditures and debt service. These requirements have been met through cash flows from operations and/or loans and equity contributions from either BrantAllen or the Predecessor's former limited partners, subsidiaries of Dow Jones and The Washington Post. Following the Acquisition, the Company's principal liquidity requirements are expected to be principally for working capital, debt service under the Bank Credit Facilities and the Notes and the funding of capital expenditures.

         The Company's cash and short-term investments at June 30, 1998 were $2.5 million, representing an increase of $1.1 million from $1.4 million at December 31, 1997. Cash flows from operating activities during the six months ended June 30, 1998 were used principally to cover capital expenditures of $3.1 million in connection with upgrading and maintaining its manufacturng facility and to reduce long-term debt by $6.5 million. The Company anticipates that cash provided from operations in the future, combined with borrowings under the Revolving Credit Facility will be sufficient to pay its operating expenses, satisfy debt-service obligations and fund capital expenditures.

         Management anticipates that the Company's total capital expenditures for the balance of 1998 and 1999 will primarily relate to maintenance of its newsprint facilities and cost reduction projects, allowing the Company to improve quality and increase capacity, and, therefore, enhance its competitive position.


         At June 30, 1998, the Company had approximately $189.9 million of indebtedness, consisting of borrowings of $20 million under the Revolving Credit Facility, $69.6 million under the Term Loan Facility, $100 million under the Notes and approximately $0.3 million in long-term purchase obligations. In addition, $25 million was available in unused borrowing capacity under the Revolving Credit Facility.

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

Recently Issued Accounting Standards

         Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS No. 131") in June 1997, which became effective for fiscal years beginning after December 31, 1997. SFAS No. 131 establishes standards for reporting information about operating segments, including related disclosures about products and services, geographic areas, and major customers. Interim reporting disclosures are not required in the first fiscal year of adoption and are therefore not provided. At the time of adoption of SFAS No. 131, this standard is not expected to have a material impact on the financial position or results of operations of the Company since the Company operates as one segment.

         Statement of Financial Accounting Standards No. 132 ("SFAS No. 132"), "Employers' Disclosures about Pensions and Other Postretirement Benefits," was issued by the Financial Accounting Standards Board in February 1998, which is effective for all years beginning after December 31, 1997. This statement revises employers' disclosures about pension and other postretirement benefit plans. Implementation of SFAS No. 132 is not expected to significantly change the Company's current disclosures when adopted in the fourth quarter of 1998.

         Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued by the Financial Accounting Standards Board in June 1998, which is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. At the time of adopton of SFAS No. 133, this standard is not expected to have a material impact on the financial position or results of operations of the Company.

PART II.  OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


          (a)  Exhibit 27, Financial Data Schedule

          (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   Signatures



Pursant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.



                                        BEAR ISLAND PAPER COMPANY, L.L.C.



                                        By:  /s/ Peter M. Brant
                                        Peter M. Brant
                                        President, Chairman of the Board and
                                                Chief Executive Officer



                                        By:  /s/ Edward D. Sherrick
                                        Edward D. Sherrick
                                        Vice President of Finance
                                        (Principal Financial Officer and
                                                Chief Accounting Officer)