Form 10-Q
period 1998-09-30
BEAR ISLAND PAPER CO LLC
filed 1998-11-13
CIK 1051249

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

         (Mark One)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 1998

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


PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS
                        BEAR ISLAND PAPER COMPANY, L.L.C.
                            CONDENSED BALANCE SHEETS


                                                                                      September 30,      December 31,
                                               ASSETS                                    1998                1997
                                                                                    ----------------   -----------------
                                                                                      (Unaudited)
 Current assets:
     Cash and short-term investments                                                $     2,612,642    $      1,353,049
     Accounts receivable                                                                 14,030,510          14,133,335
     Inventories                                                                         13,494,078          14,213,313
     Other current assets                                                                   560,606             147,911
                                                                                    ----------------   -----------------

             Total current assets                                                        30,697,836          29,847,608

 Property, plant and equipment                                                          200,416,897         195,084,008
 Less accumulated depreciation                                                            8,394,623             822,264
                                                                                    ----------------   -----------------

             Net property, plant and equipment                                          192,022,274         194,261,744
                                                                                    ----------------   -----------------

 Deferred financing costs                                                                 8,385,995           8,375,199
                                                                                    ----------------   -----------------

               Total assets                                                         $   231,106,105    $    232,484,551
                                                                                    ================   =================


                                  LIABILITIES AND MEMBER'S EQUITY

 Current liabilities:
     Current portion of long-term debt                                                      953,958             880,304
     Accounts payable and accrued liabilities                                             9,935,942           9,446,785
     Accrued interest payable                                                             3,780,884           1,344,915
                                                                                    ----------------   -----------------

               Total current liabilities                                                 14,670,784          11,672,004

 Long-term debt                                                                         183,775,000         195,555,000
                                                                                    ----------------   -----------------

               Total liabilities                                                        198,445,784         207,227,004
                                                                                    ----------------   -----------------

 Member's equity:
     Contributed capital                                                                 27,536,910          25,469,737
     Retained earnings (accumulated deficit)                                              5,123,411            (212,190)
                                                                                    ----------------   -----------------

             Total member's equity                                                       32,660,321          25,257,547
                                                                                    ----------------   -----------------

               Total liabilities and member's equity                                $   231,106,105    $    232,484,551
                                                                                    ================   =================
 See accompanying notes to the condensed financial statements.

                        BEAR ISLAND PAPER COMPANY, L.L.C.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                   Company           Predecessor         Company          Predecessor
                                                ---------------    ----------------  ----------------   ----------------
                                                  Three months ended September 30,     Nine months ended September 30,
                                                -----------------------------------  -----------------------------------
                                                      1998               1997              1998               1997

 Net sales                                      $   31,025,905     $    29,482,270   $    92,530,816    $    85,372,576
 Cost of sales                                      23,721,041          26,023,300        69,667,290         77,224,807
                                                ---------------    ----------------  ----------------   ----------------

             Gross profit                            7,304,864           3,458,970        22,863,526          8,147,769

 Selling, general and administrative expenses:

     Management fees to Brant-Allen                   (930,777)           (884,468)       (2,775,924)        (2,561,177)
     Other                                             (72,811)           (284,414)         (623,503)          (668,182)
                                                ---------------    ----------------  ----------------   ----------------

             Income from operations                  6,301,276           2,290,088        19,464,099          4,918,410

 Other income (deductions):
     Interest expense                               (4,571,376)         (1,167,188)      (14,285,596)        (3,592,344)
     Other income                                       65,863             160,551           157,098            477,657
                                                ---------------    ----------------  ----------------   ----------------

               Net income                       $    1,795,763     $     1,283,451   $     5,335,601    $     1,803,723
                                                ===============    ================  ================   ================
 See accompanying notes to the condensed financial statements.

                          BEAR ISLAND PAPER COMPANY, L.L.C.
                         CONDENSED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                    Company          Predecessor
                                                ----------------   ----------------
                                                  Nine months ended September 30,
                                                -----------------------------------
                                                      1998               1997
 Operating activities:
     Net income                                 $     5,335,601    $     1,803,723
     Adjustments to reconcile net income
           to net cash provided by
           operating activities:
       Depreciation and depletion                     7,572,359          8,303,929
       Amortization of deferred financing
         costs                                          514,474             44,433
       (Gain) on sale of property, plant
        and equipment                                                     (134,300)
     Changes in current assets and liabilities:
       Accounts receivable                              102,825          1,994,552
       Notes receivable                                                     13,548
       Inventory                                        719,235             83,318
       Other current assets                            (412,695)          (276,498)
       Accounts payable and accrued
         liabilities                                  2,556,330         (2,717,490)
       Accrued interest payable                       2,435,969          1,102,344
                                                ----------------   ----------------

             Cash provided by operating
                   activities                        18,824,098         10,217,559
                                                ----------------   ----------------

 Investment activities:
     Purchases of property, plant and
           equipment                                 (5,332,889)        (5,724,037)
     Proceeds from disposition of property,
          plant and equipment                                              134,300
                                                ----------------   ----------------

             Net cash used in investing
                   activities                        (5,332,889)        (5,589,737)
                                                ----------------   ----------------

 Financing activities:
     Principal payments on long-term debt           (11,706,346)        (4,947,602)
     Payment of deferred financing costs               (525,270)
                                                ----------------   ----------------

             Net cash used in financing
                   activities                       (12,231,616)        (4,947,602)
                                                ----------------   ----------------

             Net increase (decrease) in cash          1,259,593           (319,780)

 Cash and short-term investments, beginning
       of period                                      1,353,049         13,625,322
                                               -----------------  -----------------

               Cash and short-term
                     investments, end of
                     period                     $     2,612,642    $    13,305,542
                                                ================   ================
 Increase in promissory notes for
     equipment acquisition                                         $       533,680
                                                                   ================

 Noncash financing activities:
     Contributions from Brant-Allen             $     2,067,173
                                                ================

 See accompanying notes to the condensed financial statements.

                        BEAR ISLAND PAPER COMPANY, L.L.C.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. In the opinion of management, the accompanying condensed financial statements of Bear Island Paper Company, L.L.C. (the "Company") contain all adjustments necessary to present fairly, in all material respects, the Company's financial position as of September 30, 1998 and December 31, 1997 and the Company's condensed results of operations for the three and nine month periods ended September 30, 1998 and the condensed results of operations of the predecessor, Bear Island Paper Company, L.P. (the "Predecessor"), for the three and nine month periods ended September 30, 1997 as well as the condensed cash flows of the Company and Predecessor for the nine month periods ended September 30, 1998 and 1997, respectively. All adjustments are of a normal and recurring nature. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10K filed on April 30, 1998. The December 31, 1997 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     The results of operations for the nine months period ended September 30, 1998 should not be regarded as necessarily indicative of the results that may be expected for the entire year.



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

                        BEAR ISLAND PAPER COMPANY, L.L.C.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     On January 30, 1998, the Company became subject to the information requirements of the Securities Exchange Act of 1934, as amended, and is required to file reports and other information with the United States Securities and Exchange Commission.


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

     Inventories consisted of:

                                      September 30,      December 31,
                                     ---------------   ----------------
                                           1998              1997
          Raw materials              $    3,829,237    $     4,085,044
          Stores                          8,936,217          9,105,893
          Finished goods                    728,624          1,022,376
                                     ---------------   ----------------
                                     $   13,494,078    $    14,213,313
                                     ===============   ================


5. Long-term debt consisted of:

                                           September 30,     December 31,
                                         ----------------  -----------------
                                               1998               1997
     Senior Secured Notes                $   100,000,000   $    100,000,000

     Term Loan Facility                       69,475,000         70,000,000

    *Revolving Credit Facility                15,000,000         26,000,000

     Long-term purchase obligations              253,958            435,304
                                         ----------------  -----------------
                                             184,728,958        196,435,304
     Less current portion                        953,958            880,304
                                         ----------------  -----------------
                  Total long-term debt   $   183,775,000   $    195,555,000
                                         ================  =================

       *Available credit line on September 30, 1998 approximately $31.3 million

                        BEAR ISLAND PAPER COMPANY, L.L.C.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.   A component of selling, general and administrative expenses as shown on the
     statements  of  income  includes  aggregate   management  fees  charged  by
     Brant-Allen.

     During the nine months ended September 30, 1998 the board of directors of the Company's parent, Brant-Allen, contributed the unpaid accrued portion of the management fee totaling $2,067,173 through September 30, 1998 to the Company's capital. This portion of the management fee is limited as to payment in cash by the Company to Brant-Allen under the indenture governing the Company: $100 million principal amount 10% Senior Secured Notes due 2007 (the "Notes"). The contribution of this accrued liability has been reflected as an addition to contributed capital in the accompanying condensed balance sheet at September 30, 1998. Brant-Allen's board also agreed that until further action is taken by the board, future accrued fees (which are not payable in cash because of the Notes' restrictive covenants) should be contributed to the Company's capital.

     The Predecessor was a party to a wood supply contract with Bear Island Timberlands Company, L.P. ("Timberlands"), an affiliate, whereby Timberlands had guaranteed to supply all of the Predecessor's log and pulp chip requirements at prices negotiated annually. Concurrent with the Acquisition, the Company modified certain terms of the wood supply contract with Bear Island Timberlands Company L.L.C. ("BITCO"), the successor to Timberlands and a wholly-owned subsidiary of Brant-Allen. Purchases under the wood supply contract approximated $991,500 and $2,137,000 for the three and nine month periods ended September 30, 1998, and $4,210,000 and $10,982,000 for the three and nine month periods ended September 30, 1997, respectively.

     The Predecessor recognized costs of approximately $613,000 and $1,641,000 for recycling procurement fees paid to Timberlands during the three and nine month periods ended September 30, 1997, respectfully, which are included in cost of sales in the accompanying condensed financial statements.

     The Companies charged BITCO and Timberlands for certain administrative and other expenses. These charges approximated $175,000 and $560,000 during the three and nine month periods ended September 30, 1998 and $350,000 and $1,068,000 during the three and nine month periods ended September 30, 1997, respectively.

     The Company's receivables and payables and the Companies' sales to partners and affiliates were as follows:

                                                                          September 30,     December 31,
                                                                        ----------------  ----------------
                                                                               1998              1997
          Due from Brant-Allen                                          $        35,468   $     1,193,315
          Due from Dow Jones                                                  2,442,719         1,930,538
          Due from BITCO                                                         19,088            42,029
          Due to F. F. Soucy, Inc., a wholly owned subsidiary of
                Brant-Allen                                                      85,632           109,901

                                                    Three Months Ended September 30,   Nine Months Ended September 30,
                                                   ---------------------------------- ----------------------------------
                                                      1998               1997               1998              1997
          Net sales to Dow Jones                 $     6,804,271    $     6,506,925   $    19,992,012   $    18,632,950
          Net sales to The Washington Post               *                5,950,125           *              19,542,872

     Sales to Dow Jones represented approximately 22% of total sales during the three and nine month periods ended September 30, 1998 and 1997. Sales to The Washington Post represented approximately 20% and 23% of total sales during the three and nine month periods ended September 30, 1997. The remaining sales were to other unaffiliated printing and publishing enterprises located primarily in the eastern United States.

*Effective December 1, 1997 no longer a partner or affiliate.

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

     Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued by the Financial Accounting Standards Board in June 1998, which is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. At the time of adoption of SFAS No. 133, this standard is not expected to have a material impact on the financial position or results of operations of the Company.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of certain significant factors affecting the Company's results of operations and the Predecessor during the periods included in the accompanying condensed statements of income and the changes in the Company's financial condition since December 31, 1997. Some of the information presented in the following discussion, including certain disclosures made related to the Year 2000, constitutes forward-looking comments within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes its expectations are based on reasonable assumptions within the bounds of knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, without limitation, the timing of orders received from customers, the gain or loss of significant customers, competition from other manufacturers, a significant rise in interest rates, changes in demand for the Company's products, results of testing systems for year 2000 compliance and costs to remediate non-Year 2000 complaint systems, disruption of business caused by failure of vendors, suppliers, or customers to be Year 2000 compliant, non-Year 2000 complaint equipment, or the loss of electrical power due to non-Year 2000 complaint energy providers. In addition, increases in the cost of the product, changes in the market in general and significant changes in new product introduction could result in actual results varying from expectations.

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

         During the nine months ended September 30, 1998 the board of directors of the Company's parent, Brant-Allen, contributed the unpaid accrued portion of the management fee totaling $2,067,173 through September 30, 1998 to the Company's capital. This portion of the management fee is limited as to payment in cash by the Company to Brant-Allen under the indenture governing the Notes. The contribution of this accrued liability has been reflected as an addition to contributed capital in the accompanying condensed balance sheet at September 30, 1998. Brant-Allen's board also agreed that until further action is taken by the board, future accrued fees (which are not payable in cash because of the Notes' restrictive covenants) should be contributed to the Company's capital.



THREE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

         Net sales increased by $1.5 million, or 5.2%, to $31.0 million in the third quarter of 1998, from $29.5 million in the third quarter of 1997. This increase was attributable to a 5.5% increase in the average net selling price of the Company's products. Sales volumes remained constant at approximately 56,300 tons.



         Cost of sales decreased by $2.3 million, or 8.8% to $23.7 million in the third quarter of 1998 from $26.0 million in the third quarter of 1997. This decrease was attributable primarily to an 8.7% decrease in unit manufacturing costs per ton. The decrease in unit manufacturing cost per ton was a result of a

27.5% decrease in fiber costs primarily due to a 37.4% decrease in the price of wood in the third quarter of 1998 to reflect the pricing of wood fiber on a market basis that is being used after consummation of the Acquisition from a non-arms length fixed price basis including upcharges in the third quarter of 1997 that was used prior to the Acquisition. Cost of sales as a percentage of net sales decreased to 76.4% in the third quarter of 1998, from 88.3% in the third quarter of 1997, due to depressed newsprint selling prices in the third quarter of 1997 and reduced unit costs of manufacturing as noted above.

         Selling, general and administrative expenses decreased by $0.2 million, or 14.4%, to $1.0 million in the third quarter of 1998 from $1.2 million in the third quarter of 1997. This decrease was primarily attributable to a decrease in certain general expenses.

         As a result of the above factors, income from operations increased by $4.0 million to $6.3 million in the third quarter of 1998 from $2.3 million in the third quarter of 1997.

         Interest expense increased by $3.4 million to $4.6 million in the third quarter of 1998 from $1.2 million in the third quarter of 1997, due to the increase in the Company's indebtedness as a result of the Transaction.

         As a result of the above factors, the Company's net income increased by $0.5 million to $1.8 million in the third quarter of 1998 from $ 1.3 million in the third quarter of 1997.



NINE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

         Net sales increased by $7.1 million, or 8.4%, to $92.5 million in the first nine months of 1998, from $85.4 million in the first nine months of 1997. This increase was attributable to a 9.6 % increase in the average net selling price of the Company's products and was offset, in part, by a 1.1% decrease in sales volumes to approximately 167,400 tons in the first nine months of 1998 from approximately 169,300 tons in the first nine months of 1997.

         Cost of sales decreased by $7.5 million, or 9.8 %, to $69.7 million in the first nine months of 1998 from $77.2 million in the first nine months of 1997. This decrease was attributable primarily to an 8.8% decrease in unit manufacturing costs per ton and a 1.1% decrease in sales volumes. The decrease in unit manufacturing cost per ton was a result of a 24.3% decrease in fiber costs primarily due to a 32.5% decrease in the cost of wood in the first nine months of 1998 to reflect the pricing of wood fiber on a market basis that is being used after consummation of the Acquisition from a non arms length fixed price basis including upcharges in the first nine months of 1997 that was used prior to the Acquisition. Cost of sales as a percentage of net sales decreased to 75.3% in the first nine months of 1998, from 90.5% in the first nine months of 1997, due to depressed newsprint selling prices in the first nine months of 1997 and reduced unit costs of manufacturing in 1998 as described above.

         Selling, general and administrative expenses increased by $0.2 million, or 5.3 %, to $3.4 million in the first nine months of 1998 from $3.2 million in the first nine months of 1997. This increase was primarily attributable to an increase in the management fee paid by the Company to Brant-Allen that resulted from higher net sales, the additional administrative and regulatory expenses incurred as a result of the Company's issuance of the Notes, offset by a decrease in certain general expenses.

         As a result of the above factors, income from operations increased by $14.5 million to $19.4 million in the first nine months of 1998 from $4.9 million in the first nine months of 1997.

         Interest expense increased by $10.7 million to $14.3 million in the first nine months of 1998 from $3.6 million in the first nine months of 1997, due to the increase in the Company's indebtedness as a result of the Acquisition.

         As a result of the above factors, the Company's net income increased by $3.5 million to $5.3 million in the first nine months of 1998 from $ 1.8 million in the first nine months of 1997.

Liquidity and Capital Resources

         Historically, the Company's principal liquidity requirements have been for working capital, capital expenditures and debt service. These requirements have been met through cash flows from operations and/or loans and equity contributions from either Brant-Allen or the Company's former limited partners, subsidiaries of Dow Jones and The Washington Post. Following the Acquisition, the Company's principal liquidity requirements are expected to be principally for working capital, debt service under the Bank Credit Facilities and the Notes and the funding of capital expenditures.

         The Company's cash and short-term investments at September 30, 1998 were $2.6 million, representing an increase of $1.2 million from $1.4 million at December 31, 1997. Cash flows from operating activities during the nine months ended September 30, 1998 were used to cover capital expenditures of $5.3 million in connection with upgrading and maintaining it's manufacturing facility and to reduce long-term debt by $11.7 million. The Company anticipates that cash provided from operations in the future, combined with borrowings under the Revolving Credit Facility will be sufficient to pay its operating expenses, satisfy debt-service obligations and fund capital expenditures.

         Management anticipates that the Company's total capital expenditures for the balance of 1998 and 1999 will primarily relate to maintenance of its newsprint facilities and cost reduction projects, allowing the Company to improve quality and, therefore, enhance its competitive position.

         At September 30, 1998, the Company had approximately $184.7 million of indebtedness, consisting of borrowings of $15 million under the Revolving Credit Facility, $69.5 million under the Term Loan Facility, $100 million under the Notes and approximately $0.2 million in long-term purchase obligations. In addition, $31.3 million was available in unused borrowing capacity under the Revolving Credit Facility.


Year 2000 Compliance

         The Company has made a review of its information technology and non-information technology systems and is in the process of modifying, upgrading or replacing its computer software applications and systems to accommodate the "Year 2000" dating changes necessary to permit correct recording of year dates for 2000 and later years.

         The Company does not, at the present time, have sufficient information to estimate the cost through completion of modifying all of the required systems, however, the Company does not anticipate that the cost of its Year 2000 compliance program will be material to its financial condition or results of operations.

         The Company believes that it will be able to achieve compliance by the end of 1999, and does not currently anticipate any material disruption in its operations as the result of any failure by the Company to be in compliance. During 1999, the Company plans to develop a contingency plan should it fail to implement all necessary "Year 2000" program changes prior to December 31, 1999.

         The Company does not currently have information concerning the compliance status of its non-affiliated suppliers and customers. With the exception of electrical energy which the Company has not determined its supplier's Year 2000 compliance, no vendor's non-compliance would have a material effect on the Company's operations. The most reasonably likely worst case scenario is that the Company will operate non-compliant applications on a manual basis until, complaint applications can be installed of modified. These costs could have a material adverse effect on the Company's financial condition and results of operations.

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



                                        BEAR ISLAND PAPER COMPANY, L.L.C.



                                        By:  /s/ Peter M. Brant
                                        ----------------------------
                                        Peter M. Brant
                      President, Chairman of the Board and
                             Chief Executive Officer



                                        By:  /s/ Edward D. Sherrick
                                        ----------------------------
                                        Edward D. Sherrick
                                        Vice President of Finance
                                        (Principal Financial Officer and
                            Chief Accounting Officer)