Form 10-K
period 1998-12-31
BEAR ISLAND PAPER CO LLC
filed 1999-03-31
CIK 1051249

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

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


        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicated by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                       Documents Incorporated by Reference

         Certain exhibits required for Part IV of this report are incorporated herein by reference from Bear Island Paper Company, L.L.C.'s registration statement on Form S-4 Registration No. 333-42201, as amended.

                               TABLE OF CONTENTS


                                                                                          PAGE
                                                                                          ----
                                     PART I

ITEM 1. BUSINESS. ....................................................................      3

ITEM 2. PROPERTIES. ..................................................................      7

ITEM 3. LEGAL PROCEEDINGS ............................................................      7

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. .........................      8


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS ..      8

ITEM 6.  SELECTED FINANCIAL DATA .....................................................      8

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS ..................................................................      9

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK ...................     17

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................................     17

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE ........................................................     17


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........................     18

ITEM 11. EXECUTIVE COMPENSATION.......................................................     19

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...............     19

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. .............................     20


                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.............     22

                                       2

                                     PART I


ITEM 1. BUSINESS.

GENERAL

        Bear Island Paper Company, L.L.C. (the "Company"), a wholly owned subsidiary of Brant-Allen Industries, Inc. ("Brant-Allen") produces newsprint paper at its mill, located near Richmond, Virginia (the "Mill"). The Mill has an annual capacity of 226,300 metric tons ("tonnes") of high quality newsprint suitable for four-color printing, which publishers are increasingly using for general circulation. In 1998, the Mill produced approximately 222,668 tonnes of newsprint, and had an estimated operating efficiency rate of 95.4%.

         The Company's customers include leading newspaper publishers in the United States, such as Dow Jones & Company, Inc. (publisher of The Wall Street Journal) ("Dow Jones"), The Washington Post Company ("The Washington Post"), Advance Publications ("Newhouse Group"), Gannett Co., Inc. (publisher of USA Today) ("Gannett"), MediaNews Group Inc., Knight-Ridder Inc. ("Knight-Ridder"), Media General, Inc., Times Mirror Co. and New York Times Co. Approximately 93% of the Company's newsprint production in 1998 was purchased by its top ten customers.

        A combination of pulp material is used to feed the Company's newsprint machine. In its manufacturing process, the Mill currently uses thermomechanical pulp ("TMP"), de-inked pulp and kraft pulp. The use of TMP provides high wood fiber yields and higher quality newsprint than that produced by the traditional mechanical groundwood process. The de-inked pulp is produced at the Company's recycling facility, which is located adjacent to the Mill. The recycling facility commenced operations in 1994 and features technology for de-inking, cleaning and screening of old newspapers ("ONP") and old magazines ("OMG").

        Prior to December 1997, all the Company's wood requirements were supplied by its affiliate, Bear Island Timberlands Company, L.P. ("BITCO"), with approximately 30% coming from BITCO's own land and the remainder being procured by BITCO from local independent wood contractors and independent sawmills. In December 1997, BITCO was converted to Bear Island Timberlands Company, L.L.C. ("Timberlands"). Timberlands currently owns approximately 130,000 acres of prime timber in Virginia. In November 1998, Timberlands ceased all timber harvesting operations in preparation for monetizing substantially all of its timberland holdings. ONP and OMG used in the Company's recycling facility are provided by a combination of individual processors, municipal recovery facilities and brokers. All fiber is currently supplied from sources within a 200 mile radius of the Mill.

THE MILL AND THE PRODUCTION PROCESS

         The Mill, which began operations in 1979, is located on an approximately 700 acre site which is approximately 80 miles south of Washington, D.C., and 25 miles north of Richmond, Virginia. The Mill's operations consist of a woodyard, a pulping system, a paper machine and related utility, recycling, storage and transportation facilities.

        Currently, approximately 59% of the Company's pulp requirements are derived from the Company's TMP process using wood and woodchips, approximately 35% of the Company's fiber requirements are de-inked pulp from the Mill's recycling facility and approximately 6% is purchased kraft pulp.

        The Mill has a wood requirement of approximately 139,000 cords per year. All wood is currently supplied from sources within a 200 mile radius of the Mill. See "Item 13. Certain Relationships and Related Transactions." In 1998, the Company's wood needs were supplied 67% from wood harvested by local independent wood contractors, and 33% from non-Timberlands owned acreage, in chip form, by independent sawmills.

        The Mill's newsprint machine produces newsprint at an average speed of approximately 3,900 feet per minute over a machine trim width of 302 inches. The Mill produces approximately 620 tonnes per day of newsprint.

         The Company's recycling plant features advanced technologies for the re-pulping, de-inking, cleaning and screening of ONP and OMG. The recycling facility turns ONP and OMG into de-inked pulp. ONP and OMG are procured from a combination of individual processors, municipal recovery facilities and brokers. After delivery to the plant, the ONP and OMG are mixed by operators into a blend with a ratio of ONP to OMG of 85:15, which is then fed into a pulper which mixes in additives and prepares the stock for ink separation. During 1998, the Company undertook a capital expansion of the recycling facility resulting in a capacity increase of 10,800 tonnes per year. At full capacity, the recycling facility processes approximately 79,200 tonnes per year of ONP and OMG. The recycling facility has the capacity to produce 220 tonnes of recycled fiber per day. The recycling mill enables the Company to produce approximately 620 tonnes per day of newsprint containing a minimum of 35% and a maximum of 40% recycled fiber. The recycling facility also includes a 50,000 square foot warehouse that can hold a 10 day supply of ONP and OMG.

MARKETS AND CUSTOMERS

        The Company's marketing objective is to become a preferred supplier to each of its newsprint customers. To achieve this goal, the Company focuses on service, product quality and long term relationships. Eight of the Company's top ten customers have been customers for over 15 years. In 1998, approximately 44% of the production of the Mill was sold to Dow Jones and The Washington Post under purchase agreements (the "Purchase Agreements") that obligate each of those customers to purchase a minimum of approximately 45,000 tonnes of newsprint per year at prices based on prevailing market prices paid by those customers to their non-affiliated East Coast suppliers. The Purchase Agreements are currently scheduled to expire on December 31, 2000, but are extendable to December 31, 2004, subject to agreement on a pricing formula. The Company has sold newsprint to Dow Jones since 1980 and The Washington Post since 1979. In 1998 and 1997, the Company's ten largest customers represented an aggregate of 93% and 88%, respectively, of the Company's total sales. Other than the agreements with Dow Jones and The Washington Post customers purchase a minimum volume amount for short periods up to one year based on market prices at the time of purchase.

        Brant-Allen markets all of the Company's production and is able to offer its customers newsprint from either the Mill or from F.F. Soucy Inc.'s ("Soucy Inc.") mill or from F.F. Soucy, Inc. & Partners, Limited Partnership's ("Soucy Partners" and, together with Soucy Inc., "Soucy") mill in order to satisfy customer demand, which enables Brant-Allen to optimize shipping costs from each of these mills. Brant-Allen employs three full-time salesmen and three customer service representatives at the mills. Brant-Allen also performs all sales, invoicing, accounts receivable maintenance, cash management and treasury functions for the Company pursuant to the Management Services Agreement (as defined below). Other than the management fee paid by the Company to Brant-Allen under the Management Services Agreement, the Company does not pay Brant-Allen any additional fees for its marketing services.

ENERGY AND WATER REQUIREMENTS

        The Mill utilizes two forms of energy: steam, which is primarily used within the paper machine's dryer section to dry the newsprint sheet as it is being produced, and electricity, which is used to power the remaining processes, particularly the refining of the woodchips.

        All of the Mill's process steam (on average, 165,000 pounds per hour) is generated by an on-site boiler rated at 243.0 million Btu per hour heat input. The boiler is fired using pulverized coal, as a primary fuel, and bark and wood wastes as secondary fuels. In addition, a natural gas fired package boiler, with a capacity of 190,000 pounds per hour, is used as a backup if the main boiler malfunctions or is down for maintenance.

        Through Rappahannock Electrical Cooperative, which is the Company's local utility, the Company purchases 100% of its electrical power indirectly from Virginia Electric and Power Company ("VEPCO") and Old Dominion Electric Cooperative. The Company believes it is, indirectly, VEPCO's third largest customer.

        Because the Company's electricity usage has an impact on both electricity generation requirements and costs of VEPCO and Old Dominion Electric Cooperative, especially in periods of high demand (i.e., periods of high air conditioning or heating loads), the Company has been able to negotiate favorable electricity rates by demonstrating an ability to reduce demand during peak times by adjustments to its production process.

        The Mill was designed and is operated with one of the most stringent water use and wastewater flow requirements of any paper mill in the U.S. At full production of 620 tonnes of newsprint per day, water usage is approximately 3.8 million gallons per day. Mill effluent is approximately 3.6 million gallons per day. The Mill's water is currently supplied by the Hanover County public utility system and by the Mill's own river intake structure and pumping system on the North Anna River. The Mill operates a wastewater treatment facility which connects to the Hanover County wastewater treatment plant. The Mill has its own on-site industrial landfill for solid waste. The Company is presently exploring the feasibility of self supplying and treating all of its water requirements and is in active discussions with Hanover Country over modifying its present water contract.

ENVIRONMENTAL MATTERS

        The Company's operations are subject to extensive and changing environmental regulation by federal, state, and local authorities in the United States, including those requirements that regulate discharges into the environment, waste management, and remediation of environmental contamination. Environmental permits are required for the operation of the Company's businesses, and are subject to revocation, modification and renewal. Governmental authorities have the power to enforce compliance with environmental requirements and violators are subject to injunctions, civil penalties and criminal fines. Third parties may also have the right to sue to enforce compliance with such regulations.

        The Company has in the past made significant capital expenditures to comply with current federal, state and local environmental laws and regulations. The Company believes that it is in substantial compliance with such laws and regulations, although no assurance can be given that it will not incur material liabilities and costs with respect to such laws and regulations in the future. Although the Company does not currently believe that it will be required to make significant expenditures for pollution control in the near future, no assurances can be given that future developments, such as the potential for more stringent environmental standards or stricter enforcement of environmental laws, will not cause the Company to incur such expenditures.

        The wastewater treatment facility for the Mill discharges effluent through the outfall line of the Hanover County wastewater treatment plant to the North Anna River. The effluent limits that must be maintained in accordance with the discharge permit require continuous monitoring and extensive reporting of numerous tests. The treatment facility consists of primary and secondary clarification, aerated equalization and activated sludge treatment.

        The Company maintains valid and current air and water permits and believes it is currently in substantial compliance with respect to all such permits. The Company believes that it has good relations with the federal, state and local regulatory authorities, and management is not aware of any material problems or costs that might jeopardize the Company's scheduled permit renewals.

        The U.S. Environmental Protection Agency (the "EPA") has proposed that pulp and paper mills be required to meet currently proposed new air emissions and revised wastewater discharge standards for toxic and hazardous pollutants by early 2000. These proposed standards are commonly known as the "Cluster Rules" since the EPA has proposed standards for a "cluster" of related air emission and wastewater sources. The exact requirements of the EPA's proposed new air and wastewater standards will not be known until the final regulations are adopted and it is anticipated that compliance will not be required earlier than 2000. While management does not expect the Cluster Rules to have an impact on the Mill's TMP and recycling operations, the impact on other aspects of the manufacturing process is still uncertain. In any event, management does not anticipate that a material amount of capital expenditures will be required in order to comply with such regulations.

        On July 12, 1996, the Company entered into a Reasonably Available Control Technology ("RACT") Agreement with the Virginia Department of Environmental Quality. Under the RACT Agreement, the Company is not required to incur any significant capital expenditures for the purchase and installation of pollution control equipment.

COMPETITION

        The newsprint industry is highly competitive and is comprised of many participants. The Company competes directly with a number of newsprint manufacturers, many of which have longer histories, larger customer bases, closer geographical proximity to customers and significantly greater financial and marketing resources than the Company. The Company faces significant competition from both large, vertically integrated companies and numerous smaller companies. The Company competes with several other newsprint manufacturers in Canada, as well as regional manufacturers in the Southern United States. Competition in the newsprint market is generally based on price, quality and customer service. Newsprint price decreases announced by one or more of the major newsprint producers in North America have effected and may continue to effect material changes in the average price for newsprint and have the potential to adversely effect the newsprint market in general.

EMPLOYEES

        As of December 31, 1998, the Company had 249 employees, approximately 30% of which have been employed by the Company since its inception in 1979. The workforce is non-unionized and has been very receptive to flexible working conditions and requirements.

SALE OF TIMBERLANDS

         Timberlands anticipates selling substantially all of its properties. The net proceeds from these sales will be utilized to reduce (i) Timberlands debt and (ii) debt incurred in Brant-Allen's purchase of the equity interests in Timberlands and the Company. However, the Company intends to retain fiber supply arrangements which management believes will allow the Company to maintain fiber sourcing flexibility.

MANAGEMENT SERVICES AGREEMENT

        Executive management of the Company and Soucy is provided by Brant-Allen, pursuant to a management contract (the "Management Services Agreement "). The Company's and Soucy's newsprint is sold through Brant-Allen, which currently markets approximately 445,400 tonnes of newsprint (222,700 tonnes for the Company and 222,700 tonnes for Soucy). Brant-Allen manages the Company and Soucy to maximize any available synergies. The Company benefits from the centralization of marketing, financial, administrative and distribution functions at Brant-Allen. These services are provided pursuant to the Management Services Agreement for which a management fee of 3% of annual net sales of the Company less transportation costs is payable by the Company, of which, since December 1, 1997, one third is payable in cash. During 1998, the Company was charged $3,666,000 by Brant-

Allen under the Management Services Agreement of which $1,005,000 was paid in cash and $2,661,000 was deferred and recontributed as capital to the Company by Brant-Allen.

        Brant-Allen is a subchapter S corporation jointly owned by Mr. Peter Brant and Mr. Joseph Allen. Brant-Allen's predecessor was formed in the early 1940s when the fathers of Messrs. Brant and Allen founded a paper conversion and newsprint sales business. In the early 1970s, Brant-Allen entered into the newsprint manufacturing business. Messrs. Brant and Allen have been involved in the management of Brant-Allen for over 30 years: Mr. Brant serves as the Chairman of the Board, and Chief Executive Officer of Brant-Allen and Mr. Allen serves as President and Chief Operating Officer of Brant-Allen. Mr. Brant also serves as the Chairman of the Board, and Chief Executive Officer of the Company and Mr. Allen also serves as President and Chief Operating Officer of the Company.

THE ACQUISITION

         In December 1997, the Company purchased the 70% Limited Partnership interests of Bear Island Paper Company, L.P. (the "Predecessor") owned equally by subsidiaries of The Washington Post and Dow Jones (the "Acquisition"). The Predecessor, was formed in 1978 as a limited partnership, with Brant-Allen as its general partner. Prior to the Acquisition, Brant-Allen owned a 30% partnership interest in the Predecessor. Funding for the Acquisition was provided through the issuance of $100 million principal amount of 10% Senior Secured Notes due 2007 (the "Notes") and $120 million principal amount of bank debt (the "Bank Credit Facilities") comprised of a $70 million 8-year senior secured term loan facility (the "Term Loan Facility") and a $50 million 6-year senior secured reducing revolving credit facility (the "Revolving Credit Facility"). Following the Acquisition and related transactions (the "Transactions") 100% of the Company was owned by Brant-Allen.

        Brant-Allen was also the general partner of, and owned a 30% partnership interest in BITCO. In conjunction with the Acquisition, Brant-Allen also acquired 100% ownership of BITCO (the "Timberlands Acquisition") which was converted to Timberlands immediately prior to the closing of the Timberlands Acquisition. Timberlands currently owns and manages approximately 130,000 acres of timberland in Central Virginia, all within 200 miles of the Mill, and is in the process of selling substantially all of this acreage.

        In addition, Brant-Allen owns all the capital stock of Soucy Inc., a newsprint manufacturer located in Riviere-du-Loup in the Province of Quebec, Canada, which owns a newsprint machine that currently has an annual capacity of 67,000 tonnes. Soucy Inc. is also the general partner and owns a 50.1% interest in Soucy Partners, a limited partnership formed in 1974 with Dow Jones (39.9%) and Rexfor (a Quebec government-owned company) (10.0%). Soucy Partners owns and operates a mill, including a newsprint machine, with an annual production capacity of 157,000 tonnes. The two Soucy newsprint machines are located on Soucy Partners' plant site.

ITEM 2.  PROPERTIES.

        The Mill is located on approximately 700 acres of land that is owned by the Company, which is approximately 80 miles south of Washington, D.C., and 25 miles north of Richmond, Virginia. In addition, the Company owns approximately 3,300 acres of land and timberland in Virginia.

ITEM 3.  LEGAL PROCEEDINGS.

        From time to time the Company is involved in legal proceedings relating to claims arising out of its operations in the normal course of business. The Company believes that there are no material legal proceedings pending or threatened against the Company or any of its properties.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of security holders during the fourth quarter of 1998.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

        Brant-Allen beneficially owns all the equity of each of the Company, Timberlands and Soucy Inc. Brant-Allen, in turn, is owned by Mr. Peter Brant and Mr. Joseph Allen.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected financial data are derived from the audited financial statements of the Predecessor for each of the years in the three year period ended December 31, 1996 and the eleven months ended November 30, 1997, as well as the audited financial statements of the Company for the one month ended December 31, 1997 and the year ended December 31, 1998, for which the statements of operations are included elsewhere herein for the (i) Predecessor for the year ended December 31, 1996 and the eleven months ended November 30, 1997 and (ii) Company for the one month ended December 31, 1997 and the year ended December 31, 1998.

                                                          Predecessor                            Company
                                     -------------------------------------------------- ------------------------
                                                                              Eleven
                                                                              Months    One Month
                                                                              Ended      Ended
                                                                              November   December    Year Ended
                                         Years Ended December 31,               30,        31,       December 31,
                                     -------------------------------------------------- ------------------------
                                         1994       1995           1996         1997        1997        1998
                                                     (Dollars in Thousands, Except Tonnes Produced)
Income Statement Data:
     Net sales non-affiliates         $  51,297    $  70,960    $  75,460    $  59,548    $   8,882    $  95,870
     Affiliates (1)                      42,543       61,243       53,360       46,040        1,925       26,328
                                      ---------    ---------    ---------    ---------    ---------    ---------
               Total sales               93,840      132,203      128,820      105,588       10,807      122,198
     Cost of sales                       91,610      100,399      100,591       95,404        9,069       94,656
                                      ---------    ---------    ---------    ---------    ---------    ---------
     Gross profit                         2,230       31,804       28,229       10,184        1,738       27,542

Selling, general & administrative:
     Management fee to Brant-Allen        2,820        3,961        3,865        3,175          325        3,666
     Other direct                           208          224          153          573           45          536
                                      ---------    ---------    ---------    ---------    ---------    ---------
     Income (loss) from operations         (798)      27,619       24,211        6,436        1,368       23,340
Other income (expense):
     Interest income                        309          603          666          591           --          201
     Interest expense                    (6,194)      (5,986)      (5,398)      (4,332)      (1,633)     (18,892)
     Other income (expense)               2,116           33          (56)         (41)          53           --
                                      ---------    ---------    ---------    ---------    ---------    ---------

               Total other expense       (3,769)      (5,350)      (4,788)      (3,782)      (1,580)     (18,691)
                                      ---------    ---------    ---------    ---------    ---------    ---------
     (Loss)income before              $  (4,567)   $  22,269    $  19,423        2,654         (212)       4,649
     extraordinary item
     Extraordinary item                     --           --           --       (4,367)          --           --
                                      ---------    ---------    ---------   ----------     ----------  -----------
     Net income (loss)                $  (4,567)   $  22,269    $  19,423    $ (1,713)   $     (212)   $   4,649
                                      =========    =========    =========    ========    ==========    =========
Other Data:
     Operational EBITDA (2)            $   8,971    $  37,357    $  34,245    $  16,184    $   2,190    $  33,407
     Adjusted operational
     EBITDA (3)                                                                                2,406       36,068


                                                        Predecessor                             Company
                                     -------------------------------------------------  -------------------------
                                                                              Eleven
                                                                              Months    One Month
                                                                              Ended      Ended
                                                                              November   December    Year Ended
                                         Years Ended December 31,               30,        31,       December 31,
                                     -------------------------------------------------  -------------------------
                                         1994       1995           1996         1997        1997        1998
                                              (Dollars in Thousands, Except Ratios and Tonnes Produced)
Summary cash flow information:
      Net cash provided by (used in)
       operating activities            $   4,362    $  27,215    $  30,368    $  12,546    $  (4,024)   $  20,623
      Net cash used in investing
       activities                         (3,999)      (6,502)      (7,413)      (4,702)    (140,169)      (7,394)
      Net cash provided by (used in)
       financing activities                2,994      (15,695)     (21,801)     (12,467)     145,545      (12,451)
      Depreciation                         9,730        9,648        9,976        9,735          822       10,033
      Depletion                               39           90           58           13           --           34
      Capital  expenditures                9,469        6,645        7,483        4,836          239        7,544
      Saleable tonnes produced           203,159      208,870      218,642      206,058       18,802      222,668




                                                                  As of December 31,
                                               -----------------------------------------------------
                                                 1994      1995      1996       1997      1998
Balance Sheet Data:
    Cash and short-term investments            $  7,454   $ 12,472   $ 13,625   $  1,353   $  2,131
    Working capital                              14,400     23,901     22,037     18,176     17,375
    Property, plant and equipment, net          117,581    115,941    116,953    194,262    190,777
    Total indebtedness (4)                       60,025     55,368     52,171    196,435    184,946
    Total assets                                150,269    160,523    160,460    232,485    229,251
    Total partners' equity/member's interest     78,597     91,366     95,789     25,258     32,567

 ----------------------------
(1) The sales are to Dow Jones and The Washington Post through November 30, 1997 and sales to Dow Jones after November 30, 1997.

(2) EBITDA is defined as income (loss) from operations plus depreciation, depletion and amortization, if any. EBITDA is generally accepted as providing useful information regarding a company's ability to service and/or incur debt. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operations, or other income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

(3) Adjusted EBITDA is defined as EBITDA (as shown in note (2) above) plus the noncash portion, or two-thirds, of the management fee paid to Brant-Allen after November 30, 1997. Pursuant to the limitation on restricted payments covenant of the Notes, payments by the Company for management fees are limited to Brant-Allen (or any of its Subsidiaries or Affiliates) to an amount per annum not in excess of 3% of net sales of the Company, of which no more than one third may be in cash.

(4) Total indebtedness is defined as long-term debt and long-term purchase obligations and current portions thereof.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis of financial condition and results of operations should be read in conjunction with "Item 6. Selected Financial Data" and the financial statements of the Company and related notes thereto included elsewhere in this report. Historically, the Predecessor's cost of manufacturing had also included an up charge (a margin in excess of the market price of the fiber) paid to BITCO with respect to wood, and a procurement fee per tonne of ONP and OMG, supplied or provided by BITCO to the Predecessor. This up charge and procurement fee was eliminated on December 1, 1997. See "Item
13. Certain Relationships and Related Transactions." Additionally, management has prepared the following pro forma results of operations for 1997 to enable a meaningful comparison between both 1996 and 1998 results of operations. Accordingly, see "1998

Compared to Pro Forma 1997" and "Pro Forma 1997 compared to 1996" discussions below, which compare the year ended December 31, 1997 on a pro forma basis assuming the transaction had occurred on January 1, 1997 with 1998 and 1996 actuals for a more meaningful comparison of operations.

PRO FORMA CONDENSED STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1997

         The following unaudited pro forma condensed statement of operations has been prepared by management from the historical financial statements of the Predecessor for the eleven months ended November 30, 1997 and the historical financial statements of the Company for the one month ended December 31, 1997. The Acquisition, and the incurrence of debt, are assumed to have occurred at January 1, 1997. The pro forma condensed statement of operations for the year ended December 31, 1997 is not necessarily indicative of the results of operations that would have occurred for the year ended December 31, 1997, had the Acquisition and debt incurrence occurred January 1, 1997. In preparation of the pro forma condensed statement of operations, management has made certain estimates and assumptions that affect the amounts reported in the unaudited pro forma condensed statement of operations. The unaudited pro forma condensed statement of operations should be read in conjunction with the historical financial statements and related notes thereto of the Company which are included in this Form 10-K.


                                                                        Unaudited Pro Forma Condensed
                                                                      Statement of Operations
                                                                 for the Year Ended December 31, 1997
                                             -----------------------------------------------------------------------------------
                                              Predecessor
                                               Historical                   Pro Forma     Company                       Company
                                                 Eleven                       Eleven     Historical                    Pro Forma
                                              Months Ended                  Months Ended  One Month                    Year Ended
                                               November 30,  Pro Forma     November 30,     Ended         Pro Forma    December
                                                    1997    Adjustments        1997    December 31, 1997  Adjustments   31, 1997
                                             -------------------------- ---------------------------------------------------------
                                                                       (Dollars in Thousands, Except Notes)
Net sales                                     $ 105,588                       $ 105,588    $  10,807                  $ 116,395

Cost of sales                                    95,404     $  (3,666)(a)      89,387        9,069                       98,255
                                                                 (753)(b)
                                                                  201 (c)
                                                               (1,799)(d)                                 $ (201)(c)
                                                ------     ---------         --------      --------        ---------     --------
Gross profit                                     10,184         6,017          16,201        1,738              201       18,140

Selling, general & administrative expenses:
        Management fee to
        Brant-Allen                               3,175                         3,175          325                         3,500
        Other                                       573           275(e)          848           45                           893
                                                ------     ---------         --------      --------        ---------     --------
        Income from operations                    6,436         5,742          12,178        1,368              201       13,747
Other income (deductions):
        Interest income                             591                           591          --                            591
        Interest expense                         (4,332)      (13,282)(f)     (18,205)      (1,633)                      (19,838)
        Other                                       (41)         (591)(g)         (41)          53                            12
                                                ------     ---------         --------      --------        ---------     --------
        Income (loss) before
        extraordinary  item                   $   2,654     $  (8,131)      $  (5,477)   $    (212)       $     201    $  (5,488)
                                              =========     =========       =========      =======         =========    =========


    (a) Adjustment to reflect the effect on cost of goods sold from reducing to an open market price pulpwood sold by BITCO to the Predecessor during the eleven months ended November 30, 1997 resulting from the elimination of an arrangement for the up charge formerly paid by the Predecessor to BITCO resulting from the amendment to the Company's and Timberland's supply arrangement in connection with the Acquisition. The price per cord of timber was reduced from $95.50 to $69.71 per cord for the eleven months ended November 30, 1997 for 142,143 cords consumed during the eleven months ended November 30, 1997.

    (b) Adjustment to reflect pro forma depreciation expense resulting from the Acquisition computed based on remaining useful lives of plant and equipment ranging from 1 to 50 years.
    (c) To reflect the impact on cost of sales for the eleven months ended November 30, 1997 of a $201,043 write-up to inventory at January 1, 1997 in connection with the allocation of the purchase price.
    (d) Adjustment to reflect the effect on cost of sales resulting from the termination of the recycled fiber procurement activities of BITCO charged to the Predecessor. Amounts eliminated are an up charge for recycled fiber acquired from BITCO less employee costs previously billed to BITCO which are added for procuring recycled fiber. The procurement fees charged to the Predecessor for the eleven months ended November 30, 1997 were $2,028,481 and the actual costs of procurement provided were $229,465.
    (e) Adjustment to reflect the incremental general and administrative expenses of $300,000 annually associated with operating as a public company.
    (f) Adjustment to reflect the incremental interest expense for the eleven months ended November 30, 1997 related to the balances assumed outstanding on $100 million principal amount of the Notes, $70 million Term Loan Facility and $50 million Revolving Credit Facility for which $31 million was assumed outstanding at January 1, 1997, upon consummation of the Acquisition. The total amount assumed to be outstanding at January 1, 1997 also includes $6 million of existing debt which is not assumed to be repaid at January 1, 1997. This amount represents the difference between the $42 million in debt repaid at November 30, 1997 and the amount of $48 million outstanding at January 1, 1997. The remaining $6 million of existing debt is assumed to be repaid during the period from January 1, 1997 to November 30, 1997. Interest is calculated at the current rate as of December 1, 1997 for the eleven months ended November 30, 1997 for the borrowings under the Revolving Credit Facility and $70 million Term Loan Facility, and 10% for the $100 million principal amount of the Notes and 10.375% on the $6 million of existing debt. In addition, an annual commitment fee expense of 0.5% of the unused portion of the $50 million Revolving Credit Facility has been recorded for the eleven months ended November 30, 1997 of approximately $87,100.
    (g) Adjustment to reflect the net effect of increased amortization for the $8.5 million in deferred financing costs incurred to fund the Acquisition, amortized over the respective lives of the Term Loan Facility, the Revolving Credit Facility and the Notes.

        The Company manufactures and is dependent on one product, newsprint, which is used in general printing and the newspaper publishing industry and for advertising circulars. Accordingly, demand for newsprint fluctuates with the economy, newspaper circulation and purchases of advertising lineage and significantly impacts the Company's selling price of newsprint and, therefore, its revenues and profitability. In addition, variation in the balance between supply and demand as a result of global capacity additions have an increasing impact on both selling prices and inventory levels in the North American markets. Capacity is typically added in large blocks because of the scale of new newsprint machines.

        As a result, the newsprint market is highly cyclical, depending on changes in global supply, demand and inventory levels. These factors significantly impact the Company's sales volume and newsprint prices and, therefore, the Company's revenues and profitability. Given the commodity nature of newsprint, the Company, like other suppliers to this market, has little influence over the timing and extent of price changes. Sales are recognized at the time of shipment from the Mill. However, significant fluctuations in revenue can and do occur as a result of the timing of shipments caused by increases and decreases in mill inventory levels.

        Newsprint prices have been extremely volatile over the past five years. After hitting a low of $420 per tonne in the first quarter of 1994, newsprint prices increased to a high of $750 per tonne ($765 per tonne on the West Coast) in the fourth quarter of 1995 and held at those levels through the first quarter of 1996. Newsprint prices in 1997 recovered from a level of $510 per tonne in the first quarter of 1997 to $560 per tonne in the fourth quarter. During 1998, Newsprint prices decreased from $580 per tonne in the first quarter to $575 per tonne in the fourth quarter. In February 1999, newsprint prices averaged $550 per tonne.

        The table below summarizes the annual volumes and net selling prices of the Predecessor and the Company's newsprint during the periods indicated below:

                                      Predecessor                         Company
                         ---------------------------------------   ---------------------------
                                                  Eleven Months    One Month
                         Year Ended December 31,      Ended          Ended        Year Ended
                         -----------------------    November 30,   December 31   December 31,
                                                   -------------   -----------  --------------
                         1994      1995     1996        1997           1997            1998
                         ----      ----     ----        ----           ----            ----
TONNES SOLD               215,900  206,800  217,200      206,400         19,900       221,700
AVERAGE NET SELLING          $435     $639     $593         $512           $544          $551
PRICE


        The Company's primary cost components consist of raw materials (wood, ONP, OMG, kraft pulp and chemicals), electrical energy, direct labor and certain fixed costs. Fixed costs consist of indirect labor and other plant related costs including maintenance expenses and mill overhead.

        For the year ended December 31, 1998, raw materials, which are subject to significant price fluctuations based on supply and demand, represented 33.4 % of the total cost of manufacturing. Electrical energy represented 15.2%, and direct and indirect labor represented 22.9% of total cost of manufacturing. The Company currently uses a raw material mix of 59% TMP, 35% recycled fiber and 6% kraft pulp in its production process.

RESULTS OF OPERATIONS

1998 COMPARED TO PRO FORMA 1997

        The following comparison of 1998 to pro forma 1997 is presented to assist the reader in understanding the change in operations from 1997 to 1998 assuming that the Transactions had occurred as of January 1, 1997, for purposes of the 1997 pro forma results of operations ("Pro Forma 1997").

         Net sales increased by $5.8 million, or 5.0%, to $122.2 million in 1998 from $116.4 million in Pro Forma 1997. The net sales increase was principally due to a 7.2% increase in average net selling prices for the Company's product, from an average net selling price of $514 per tonne in Pro Forma 1997 to an average net selling price of $551 per tonne in 1998, offset in part as a result of a 2.1% decrease in sales volume to approximately 221,700 tonnes in 1998 from approximately 226,300 tonnes in Pro Forma 1997.

        Cost of sales decreased by $3.6 million, or 3.7%, to $94.7 million in 1998 from $98.3 million in Pro Forma 1997. This decrease was primarily attributable to the 2.1% decrease in sales volume and an overall decrease in departmental production costs. Costs of sales as a percentage of net sales decreased from 84.4% in Pro Forma 1997 to 77.5% in 1998 as a result of the increase in average selling prices and the decrease in per tonne cost of manufacture.

        The Company's selling, general and administrative expenses decreased by $0.2 million, or 4.5%, to $4.2 million in 1998 from $4.4 million in Pro Forma 1997 primarily because of higher estimated legal and accounting expenses in Pro Forma 1997 offset partially by higher management fees paid by the Company to Brant-Allen in 1998, which resulted directly from increased net sales.

        As a result of the above factors, income from operations increased by $9.6 million or 70.1% to $23.3 million in 1998 from $13.7 million in Pro Forma in 1997.

         The Company's interest expense decreased by $0.9 million, or 4.5%, to $18.9 million in 1998 from $19.8 million in Pro Forma 1997, due to scheduled amortization of the Company's outstanding indebtedness and reductions in the Company's outstanding revolving line of credit, which reduced by $11.0 million during 1998.

        The Company's other income including interest income decreased by $0.4 million, or 66.7%, to $0.2 million in 1998 from $0.6 million in Pro Forma 1997 as a result of utilizing all available cash balances to reduce outstanding balances on the Company's revolving credit line in 1998 as opposed to investing these balances in interest bearing securities in Pro Forma 1997.

        As a result of the above factors, the Company's net income increased by $10.1 million to $4.6 million in 1998 from a net loss of $5.5 million in Pro Forma 1997.

1996 COMPARED TO PRO FORMA 1997

        The following comparison of 1996 results of operations to Pro Forma 1997 is presented to assist the reader in understanding the change in operations from 1996 to Pro Forma 1997.

        Net sales decreased by $12.4 million, or 9.6%, to $116.4 million in Pro Forma 1997 from $128.8 million in 1996. The net sales decrease was principally due to a 13.3% decrease in average net selling prices for the Company's product, to an average net selling price of $514 per tonne in Pro Forma 1997 from an average net selling price of $593 per tonne in 1996, offset in part as a result of a 4.2% increase in sales volume to approximately 226,300 tonnes in Pro Forma 1997 from approximately 217,200 tonnes in 1996.

        Cost of sales decreased by $2.3 million, or 2.3%, to $98.3 million in Pro Forma 1997 from $100.6 million in 1996. This decrease was attributable primarily to the decrease in the cost of wood and ONP fiber, which was purchased from BITCO and included an upcharge and procurement fee amounting to approximately $5.5 million in excess of market prices. This was offset by the 4.2% increase in sales volume. Costs of sales as a percentage of net sales increased from 78.1% in 1996 to 84.5% in Pro Forma 1997 as a result of a decrease in average selling prices.

        The Company's selling, general and administrative expenses increased by $0.2 million, or 5%, to $4.4 million in Pro Forma 1997 from $4.2 million in 1996 primarily because of higher expenses incurred as a result of being a public company offset by a decrease in management fees paid by the Company to Brant-Allen, which resulted directly from decreased net sales.

        As a result of the above factors, income from operations decreased by $10.5 million, or 43.4%, to $13.7 million in Pro Forma 1997 from $24.2 million in 1996.

        The Company's interest expense increased by $14.4 million, or 267%, to $19.8 million in Pro Forma 1997 from $5.4 million in 1996, due to the increase in debt outstanding due to the Acquisition and Related Financings which increased debt from $52.2 million at December 31, 1996 to $196.4 million at December 31, 1997.

        As a result of the above factors, the Company's net income decreased by $24.9 million, or 128.4%, to a loss of $5.5 million in Pro Forma 1997 from a profit of $19.4 million in 1996.

LIQUIDITY AND CAPITAL RESOURCES

        Historically, the Company's principal liquidity requirements have been for working capital, capital expenditures and debt service. These requirements have been met through cash flows from operations and/or loans and equity contributions. Following the Transactions, the Company's principal liquidity requirements have been principally for working capital, debt service under the Bank Credit Facilities and the Notes and the funding of capital expenditures. These requirements are expected to be met through cash flows from operations and borrowings under the Revolving Credit Facility.

         The Company's cash provided by (used in) operating activities increased to $20.6 million in the year ended December 31, 1998 from $(4.0 million) in the one month ended December 31, 1997 and $12.5 million in the eleven months ended November 30, 1997, primarily as a result of increased net income due primarily to higher selling prices for the Company's product. Cash used in investing activities decreased to $7.4 million in the year ended December 31, 1998, from $140.2 million in the one month ended December 31, 1997 and $4.7 million in the eleven months ended November 30, 1997, as a result of increased capital expenditures of $2.5 million, and a decrease of $139.9 million as a result of the Acquisition in 1997.

         The Company and the Predecessor made capital expenditures of $7.5 million, $0.2 million, $4.8 million and $7.5 million in the year ended December 31, 1998, in the one month ended December 31, 1997, in the eleven months ended November 30, 1997 and the year ended December 31, 1996, respectively, in connection with upgrading and maintaining the manufacturing facility. Management anticipates that the Company's total capital expenditures for 1999 and 2000 will be relatively consistent with the 1998 capital expenditure level, and primarily will relate to maintenance of its newsprint facilities and cost reduction projects, allowing the Company to improve quality and reduce per unit costs and therefore, enhance its competitive position.

RESTRICTIVE DEBT COVENANTS

        The indenture dated December 1, 1997 between the Company, Bear Island Finance Company II, Soucy Inc., Timberlands, Brant-Allen and Crestar Bank, as trustee (the "Indenture"), restricts the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments or investments, consummate certain asset sales, enter into certain transactions with affiliates, impose restrictions on the ability of a subsidiary to pay dividends or make certain payments to the Company, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company. In addition, the Bank Credit Facilities contain other and more restrictive covenants and prohibit the Company from prepaying the Notes, except in certain circumstances. The Bank Credit Facilities also require the Company to maintain specified financial ratios and satisfy certain financial tests. The Company's ability to comply with such covenants, including such financial ratios and tests, may be affected by events beyond its control. There can be no assurance that the Company will be able to comply with such requirements. A breach of any of the covenants contained in the Indenture or the Bank Credit Facilities could result in an event of default under such instruments which could result in the acceleration of the related debt and the acceleration of debt under other debt instruments that may contain cross-default or cross-acceleration provisions. If such an event of default occurs, then the lenders under the Bank Credit Facilities would also be able to terminate all commitments under the Bank Credit Facilities. If the Company were unable to repay all amounts declared due and payable, then the lenders under the Bank Credit Facilities could proceed against the collateral granted to them to satisfy such indebtedness and other obligations due and payable under the Bank Credit Facilities. If Indebtedness under the Bank Credit Facilities were to be accelerated, there can be no assurance that the assets of the Company would be sufficient to repay in full such indebtedness and the other Indebtedness of the Company, including the Notes. In addition, the Indenture also contains covenants that restrict certain activities of Timberlands, Soucy Inc. and their respective subsidiaries, such as the incurrence of debt and asset sales.

FOLLOWING THE ACQUISITION AND RELATED FINANCINGS

        At the Completion of the Acquisition and the related financings on December 1, 1997, the Company had approximately $201.1 million of indebtedness, consisting of borrowings of $31 million under the Revolving Credit Facility, $70.0 million under the Term Loan Facility, $100 million under the Notes and approximately $130,000 in long-term purchase obligations. Immediately following the closing of the Acquisition, the Company used $5 million of cash on hand to reduce the outstanding balance of the Revolving Credit Facility. The Company's interest expense and indebtedness following the consummation of the Acquisition and related financings were significantly greater than they had been historically. Interest expense for the year ended December 31, 1998, for the one month ended December 31, 1997 and for the eleven months ended November 30, 1997 was approximately $18.9 million, $1.6 million and $4.3 million, respectively. As of December 31, 1998, the Company had $15.0 million outstanding under its Revolving Credit Facility, leaving a balance of $30.0 million available for future drawdowns.

        Although there can be no assurances, the Company believes that cash generated from operations together with cash on-hand and amounts available under the Revolving Credit Facilities will be sufficient to meet its debt service requirements, capital expenditures needs and working capital needs for the foreseeable future. The Company's future operating performance and ability to service the Bank Credit Facilities and the Notes and repay other indebtedness of the Company will be subject to future economic conditions and the financial success of the Company's business and other factors, many of which are not in the Company's control, including changes in market prices for newsprint, fiber costs, electrical rates and future government requirements as to environmental discharges and recycling content in newsprint. The Company currently anticipates that in order to pay the principal amount of the Notes at maturity, the Company will be required to refinance such Notes or adopt one or more alternatives, including reducing or delaying capital expenditures, selling assets or seeking additional equity capital or other additional financing. None of the affiliates of the Company will be required to make any capital contributions or other payments to the Company with respect to the Issuer's obligations on the Notes (except to the extent that Timberlands or Soucy are required under the Indenture to make an Excess Proceeds Offer to the Holders of the Notes and the consummation of any such Excess Proceeds Offer is deemed to be a payment to the Company). Although the Company currently has no reason to believe that it will not be able to refinance the Notes at maturity, there can be no assurance that such refinancing or any alternative strategy could be effected upon satisfactory terms, if at all, or that any of the foregoing actions would enable the Company to make such principal payments on the Notes or that any of such actions would be permitted by the terms of any debt instruments of the Company or of any of the Company's affiliates then in effect.

        Historically, the Company has had relatively few foreign sales, all of which have been denominated in U.S. dollars. On December 3, 1997, the Company entered into an interest rate swap transaction in the amount of $70,000,000, decreasing in increments of $10,000,000 annually ($60,000,000 as of December 31, 1998), whereby the Company exchanged a floating three month London Interbank Offered Rate ("LIBOR") interest rate for a fixed rate of 6.13%.

ENVIRONMENTAL EXPENDITURES

        The operation of the Mill is subject to extensive and changing environmental regulation by federal, state and local authorities, including those requirements that regulate discharges into the environment, waste management, and remediation of environmental contamination. Environmental permits are required for the operation of the Company's businesses, and are subject to revocation, modification and renewal. Governmental authorities have the power to enforce compliance with environmental requirements and violators are subject to fines, injunctions, civil penalties and criminal fines. Third parties may also have the right to sue to enforce compliance with such regulations.

         The Company has in the past made significant capital expenditures to comply with current federal, state and local environmental laws and regulations. The Company believes that it is in substantial compliance with such laws and regulations, although no assurance can be given that it will not incur material liabilities and costs with respect to such laws and regulations in the future. Although the Company does not currently believe that it will be required to make significant expenditures for pollution control in the near future, no assurances can be given that future developments, such as the potential for more stringent environmental standards or stricter enforcement of environmental laws, will not cause the Company to incur such expenditures. The Company anticipates incurring the following environmental expenditures (over and above routine operating expenditures) over the next two years, including (i) $550,000 (anticipated for fiscal year 1999) for the opening of a new landfill cell (ii) $70,000

(budgeted for fiscal year 2000) for aerators and transporting equipment; and
(iii) $200,000 and $250,000 for the closure of two landfills for 1999 and 2000, respectively.

YEAR 2000 COMPLIANCE

        The Company, like most other companies, is continuing to address whether its information technology systems and non-information technology devices with embedded microprocessors (collectively "Business Systems") will recognize and process dates starting with the Year 2000 and beyond (the "Year 2000"). The Year 2000 issues can arise at any point in the Company's business.

        In order to address the Year 2000 issue, the Company is in the process of modifying, upgrading or replacing its computer software applications and systems which the Company expects will accommodate the "Year 2000" dating changes necessary to permit correct recording of year dates for 2000 and later years. With respect to the Company's Business Systems, the Company believes that it will be able to achieve compliance by the end of 1999, and does not currently anticipate any material disruption in its operations as the result of any failure by the Company to be in compliance.

        The Company does not expect that the cost of its Year 2000 compliance program will be material to its financial condition or results of operations. The Company's costs associated with Year 2000 compliance were $84,000 in 1998. Estimated future costs to prepare the Company's Business Systems to become Year 2000 compliant are approximately $184,000 and will be covered by cash from operations. This amount includes approximately $20,000 of capital expenditures to be used for the purchase of certain equipment which is currently not Year 2000 compliant. The estimate also includes the cost of certain internal resources fully dedicated to this product. The estimate does not include any costs associated with the implementation of contingency plans, which have not yet been developed.

        The Company has initiated formal communications with all of its significant suppliers and key customers to survey what steps those companies are taking to address their Year 2000 issues. To the extent that supplier responses to Year 2000 readiness are unsatisfactory, the Company will attempt to reduce risks of interruptions, with such options including changes in suppliers to those who have demonstrated Year 2000 readiness. The Company does not currently have any specific information concerning the compliance status of its suppliers and customers.

NEW ACCOUNTING STANDARDS

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes standards for accounting and disclosure of derivative instruments. This new standard is effective for fiscal quarters of fiscal years beginning after June 15, 1999. The implementation of this new standard is not expected to have a material effect on the Company's results of operations or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

        The Company is exposed to various market risk factors such as fluctuations in interest rates, as well as changes in the cost of raw materials. These risk factors can impact results of operations, cash flows and financial position. The Company manages these risks through regular operating and financing activities, and when necessary, the use of derivative financial instruments such as interest rate swap contracts. These derivative instruments are with major financial institutions and are not for speculative or trading purposes.

        The following analysis presents the effect on the Company's earnings, cash flows and financial position as if the hypothetical changes in market risk factors occurred on December 31, 1998. Only the potential impacts of these hypothetical assumptions are analyzed. The analysis does not consider other possible effects that could impact the Company's business.

         At year-end 1998, the Company carried $184.9 million of outstanding debt on its books, with $84.3 million of that total held at variable interest rates. The Company was a party to a swap for the notional amount of $60 million, decreasing at a rate of $10 million annually through December 5, 2002, when it expires, where the Company assumed a fixed rate of interest of 6.13% in exchange for the three months LIBOR, ranging from 5.25% to 5.56% during 1998. Holding all other variables constant, if interest rates hypothetically increased by 10%, the impact on earnings and cash flow would be an increase to interest expense of $206,200. Conversely, if interest rates hypothetically decreased by 10%, with all other variables held constant, the change in interest expense would be a decrease to interest expense of $206,200.

        The Company is exposed to the risk of increasing raw material prices, which could impact profit margins. When raw material cost increases, the Company generally is unable to increase selling prices. Therefore, the Company expects the impact of increasing raw material cost to result in reductions in the results of its operations or cash flows. Major raw material components include wood, kraft, ONP, ONG and chemicals.

ITEM 8.  FINANCIAL STATEMENTS.

         Certain statements in the financial statements and elsewhere in this report may constitute forward-looking statements. Because these forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed in or implied by the statements. Factors that could cause actual results to differ include, among other things: increased domestic or foreign competition; increases in capacity through construction of new mills or conversion of older facilities to produce competitive products; variations in demand for our products; changes in our cost for or the availability of raw materials, particularly market pulp and wood; the cost of compliance with new environmental laws and regulations; the pace of acquisitions; cost structure improvements; the success of new initiatives; integration of systems; the success of computer-based system enhancements; and general economic conditions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The following table sets forth certain information about the Company's directors and executive officers:


NAME                 AGE    POSITION
Peter M. Brant       51     Chairman of the Board of Directors and
                            Chief Executive Officer of the Company and
                            Timberlands; Chairman, and Chief Executive Officer
                            of Brant-Allen; and Chief Executive Officer of Soucy
                            Inc.
Joseph Allen         57     President, Co-Chairman of the Board of Directors, Chief Operating
                            Officer and Secretary of the Company and Timberlands; Co-Chairman and
                            Chief Operating Officer of Brant-Allen; and Chief Operating Officer of
                            Soucy Inc.



Edward D. Sherrick   53     Vice President of Finance and
                            Director of the Company; Vice President of Finance
                            of Timberlands; Senior Vice President and Chief
                            Financial Officer of Brant-Allen; and Vice President
                            of Soucy Inc.
Thomas E. Armstrong  61     Vice President of Sales and
                            Manufacturing and Director of the Company; Vice
                            President of Sales and Manufacturing of Timberlands;
                            Executive Vice President of Brant-Allen; and Vice
                            President of Soucy Inc.
Michael Conroy       59     Director
Robert Flug          51     Director

        The following table sets forth certain information about the Company's key employees:

NAME                 AGE    POSITION
Emilio F. Rigato     51      Mill Manager
Wilton Godwin        54      Production Manager
Robert Jackson       59      Human Resources Manager
David Jones          58      Financial Manager
Donald August        52      Woodlands Manager and Recycle Fiber Procurement Manager
Robert Ellis         47      Manager, Engineering Services and Government Affairs of the Company

        PETER M. BRANT. Mr. Brant is the Chairman of the Board of Directors and Chief Executive Officer of the Company and Timberlands, the Chairman and Chief Executive Officer of Brant-Allen and Chief Executive Officer of Soucy Inc. Mr. Brant jointly owns Brant-Allen with Mr. Joseph Allen. Mr. Brant has served as executive officer of the Company since its inception and has served as executive officer of Brant-Allen for over 30 years.

        JOSEPH ALLEN. Mr. Allen is the President, and Chief Operating Officer and Secretary of the Company and Timberlands, the President and Chief Operating Officer of Brant-Allen and Chief Operating Officer of Soucy Inc. Mr. Allen jointly owns Brant-Allen with Mr. Brant. Mr. Allen has served as an executive officer of the Company since its inception and has served as executive officer of Brant-Allen for over 30 years.

        EDWARD D. SHERRICK. Mr. Sherrick is Vice President of Finance and Director of the Company, Vice President of Finance of Timberlands, Senior Vice President and Chief Financial Officer of Brant-Allen and Vice President of Soucy Inc. He has been with the Company and Brant-Allen for over 20 years.

        THOMAS E. ARMSTRONG. Mr. Armstrong is Vice President of Sales and Manufacturing and Director of the Company, Vice President of Sales and Manufacturing of Timberlands, Executive Vice President of Brant-Allen and Vice President of Soucy Inc. He has been an executive officer of the Company and Brant-Allen for 27 years and has been involved in the sale and marketing of the Company's newsprint as well as overseeing mill operations.

        MICHAEL CONROY. Mr. Conroy was appointed a Director of the Company in November 1997. Mr. Conroy is an independent consultant. Mr. Conroy was the President of the International Herald Tribune Company US, Inc. (the "Herald Tribune") up to December 1998 . He had been with that company for 12 years. Before joining the Herald Tribune, he was publisher at Newsweek Atlantic.

        ROBERT FLUG. Mr. Flug was appointed a Director of the Company in November 1997. Mr. Flug has been the President and Chief Executive Officer of S.I. Danielle, Inc., a junior apparel manufacturer, since 1987.

        EMILIO F. RIGATO. Mr. Rigato joined the Company in January 1999 as Mill Manager. From 1992 to 1998 Mr. Rigato was with Avenor, Inc. as Manager Thunder Bay Mill Operations.

        WILTON GODWIN. Mr. Godwin has been Production Manager of the Company since 1992 and has been with the Company since 1979.

        ROBERT JACKSON. Mr. Jackson has been the Human Resources Manager of the Company since 1979.

        DAVID JONES. Mr. Jones has been the Financial Manager of the Company since 1979.

        DONALD AUGUST. Mr. August has been the Woodlands Manager and Recycle Fiber Procurement Manager of the Company since 1984.

        ROBERT ELLIS. Mr. Ellis has been the Manager of Engineering Services and Governmental Affairs of the Company since 1992 and has been with the Company since 1980.

ITEM 11. EXECUTIVE COMPENSATION.

        No executive officer of Brant-Allen was paid any compensation by the Company between 1995 and 1998. All officers of the Company who also serve as officers of Brant-Allen have received and will continue to receive compensation from and except as noted in the following paragraph, participate in employee benefit plans and arrangements sponsored by Brant-Allen, including, but not limited to, Brant-Allen's defined contribution retirement plan (known as the Brant-Allen Industries, Inc. Incentive Profit-Sharing Plan), employee insurance, long term disabilities, medical and other plans which are maintained by Brant-Allen or which may be established by Brant-Allen in the future except as noted in the following paragraph, these officers are not entitled to participate in the Company's employee benefit plans and arrangements.

        Effective as of March 15, 1999, the Brant-Allen Industries, Inc. Incentive Profit-Sharing Plan was merged with and into the Bear Island Paper Company, L.P. Thrift Plan. Brant-Allen also adopted both the Company's Thrift Plan effective for employee 401(k) contributions and employer matching contributions as of April 1, 1999 and for other contributions as of January 1, 1999 and the Company's Retirement Plan effective as of January 1, 1999. It is anticipated that Brant-Allen will contribute the amount of employer contributions due on behalf of its employees under such plans.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        Brant-Allen beneficially owns all the equity of each of the Company, Timberlands and Soucy Inc. Brant-Allen, in turn, is jointly owned by Mr. Peter Brant and Mr. Joseph Allen.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

RELATIONSHIP WITH BRANT-ALLEN, TIMBERLANDS AND SOUCY

        Brant-Allen owns all of the equity in the Company, Timberlands and Soucy Inc. Brant-Allen is a subchapter S corporation jointly owned by Mr. Peter Brant and Mr. Joseph Allen. Mr. Brant serves as Brant-Allen's Chairman of the Board and Chief Executive Officer and also as Chairman of the Board of Directors and Chief Executive Officer of the Company and Timberlands and Chief Executive Officer of Soucy Inc. Mr. Allen serves as Brant-Allen's President and Chief Operating Officer and also as President and Chief Operating Officer of the Company and Timberlands and Chief Operating Officer of Soucy Inc. The other officers of Brant-Allen, Mr. Edward Sherrick and Mr. Thomas Armstrong, are also directors of the Company.

        Brant-Allen may engage in a variety of transactions with the Company, Timberlands and/or Soucy. These transactions are expected to include the sale and marketing of the newsprint produced by the Company and Soucy and the provision of management and other services described below to the Company and Soucy.

MANAGEMENT SERVICES AGREEMENT

        Concurrently with the closing of the Acquisition, the Company entered into the Management Services Agreement with Brant-Allen. Pursuant to the Management Services Agreement, Brant-Allen will continue to provide the Company with senior management treasury, financial and administrative (including marketing and sales) services. For these services, Brant-Allen will continue to be entitled to a monthly fee, payable in advance, calculated at the rate of 3% of the Company's net sales less transportation costs. This fee amounted to $3,666,000, $324,000 $3,168,000 and $3,865,000 for the year ended December
31,1998, the one month ended December 31, 1997, the eleven months ended November 30, 1997 and the year ended December 31, 1996, respectively. See the accompanying financial statements of the Company. The Management Services Agreement has a term of five years and is automatically renewable for successive five year terms unless earlier terminated by either party giving two years written notice. The Management Services Agreement contains customary indemnification provisions.

BRANT-ALLEN FEES FROM SOUCY

        Brant-Allen also markets all of Soucy's newsprint and is, and will continue to be, compensated for these services in the form of monthly management service and royalty fees, payable in advance, calculated at a combined rate of 9.73% of Soucy Inc.'s consolidated net sales after transportation costs. Soucy Partners pays Soucy Inc. approximately 3% of Soucy Partners' cumulative annual net sales. For the years ended December 31, 1998, 1997, and 1996, Soucy Inc. paid Brant-Allen approximately Cdn$17,082,000, Cdn$13,192,000, and Cdn$14,951,000, respectively, for management and selling services. See the accompanying consolidated financial statements of Soucy, Inc.

WOOD SUPPLY FROM BITCO AND ONP AND OMG PROCUREMENT

         Prior to the consummation of the Transactions, BITCO supplied all the Predecessor's wood requirements at prices, including an up charge (a margin in excess of the market price of wood) that were negotiated annually. Concurrently with the consummation of the Transactions, the Company and Timberlands terminated these arrangements and entered into the Wood Supply Agreement. Under the Wood Supply Agreement there is no up charge and Timberlands supplies the Company with 40,000 cords of wood fiber annually at market prices determined by reference to the prices paid by the Company for wood fiber purchased from non-affiliated wood suppliers. Timberlands' and BITCO's wood sales to the Company and Predecessor were $2,930,000, $1,637,000, $13,280,000 and $14,744,000 during the year ended December 31, 1998, the one month ended December 31, 1997, the eleven months ended November 30, 1997 and the year ended December 31, 1996, respectively. See the accompanying financial statements of the Company. On February 1, 1999 the Company and Timberlands entered into a joint sale agreement to sell approximately 83,000 acres of timberland to two unaffiliated parties. The net proceeds from these sales will be utilized to reduce (i) Timberlands debt and (ii) debt incurred in Brant-Allen's purchase of the equity interest in Timberlands and the Company.

        Prior to the consummation of the Transactions, BITCO procured recycled paper for the Predecessor in exchange for a procurement fee based on the ONP and OMG tonnage procured. The Predecessor recognized costs of $2,029,000, and $2,071,000 for such fees during the eleven months ended November 30, 1997 and year ended December 31, 1996, respectively. See the accompanying financial statements of BITCO and Timberlands. The Company terminated this procurement arrangement concurrently with consummation of the Transactions and now procures ONP and OMG itself.

OTHER ARRANGEMENTS WITH TIMBERLANDS

        The Company shares employees, facilities and recordkeeping systems with Timberlands, and the Company charges Timberlands monthly for its share of these costs. Accordingly, these shared employees receive benefits under the Company's defined contribution retirement plan and are eligible to participate in the Company's thrift plan. Costs associated with these plans are reimbursed monthly by Timberlands. Amounts paid to the Predecessor and the Company for shared costs, which are included in selling, general and administrative expenses, approximated $782,000, $60,000, $1,319,000, and $1,370,000 during the year ended
December 31, 1998, the one month ended December 31, 1997, the eleven months ended November 30, 1997 and the year ended December 31, 1996, respectively. Timberlands also manages the Company's timberlands for which the Company and the Predecessor paid Timberlands and BITCO fees of approximately $62,500, $5,300, $55,000 and $57,800, during the year ended December 31, 1998, the one month ended December 31, 1997, the eleven months ended November 30, 1997 and the year ended December 31, 1996, respectively. See the accompanying financial statements of the Company.

        In 1988, the Predecessor and BITCO entered into an agreement for certain marketing and consulting services with The Elebash Company ("Elebash"), a real estate broker, whereby BITCO, in the case of sales of BITCO-owned land, or the Predecessor, in the case of sales of Predecessor-owned land, has agreed to pay Elebash two percent of the gross sales price of any land purchased or sold pursuant to the terms of the agreement. In this connection, BITCO and Timberlands paid Elebash approximately $3,000, $6,000, $32,000, and $34,000, for the year ended December 31, 1998, the one month ended December 31, 1997, the eleven months ended November 30, 1997 and the year ended December 31, 1996, respectively. Amounts paid to Elebash are included in selling, general and administrative expenses in the accompanying statements of income. This agreement was canceled effective January 6, 1998.

PURCHASE AGREEMENTS WITH DOW JONES AND THE WASHINGTON POST

        The Company has contracted to sell newsprint to Dow Jones and The Washington Post pursuant to the Purchase Agreements. The Purchase Agreements will terminate on December 31, 2000; however, they will be extended for four years if, prior to January 1, 2000, the parties agree to pricing formulas for that four-year period. Each of Dow Jones and The Washington Post is obligated to purchase a minimum of approximately 45,000 tonnes of newsprint per year under the Purchase Agreements. The price payable under the Purchase Agreements is defined in the Purchase Agreements, as amended, and during 1996 and 1995 represented the average price paid by Dow Jones and The Washington Post to East Coast suppliers of those customers that are not affiliates of those customers. In addition, the parties to the Purchase Agreements have the option to purchase additional quantities of newsprint as available.

         The Company and the Predecessor have five customers whose sales represent a significant portion of sales. Sales to Dow Jones approximated 22%, 18%, 22% and 22% for the year ended December 31, 1998, the one month ended December 31, 1997, the eleven months ended November 30, 1997, and the year ended December 31, 1996, respectively. Sales to The Washington Post approximated 22%, 20%, 22% and 19% for the year ended December 31, 1998, the one month ended December 31, 1997, the eleven months ended November 30, 1997, and the year ended December 31, 1996, respectively. Sales to Newhouse Group approximated 11%, 23%, 10% and 12% for the year ended December 31, 1998, the one month ended December 31, 1997, the eleven months ended November 30, 1997, and the year ended December 31, 1996, respectively. Sales to Gannett approximated 11%, 13%, 14% and 11% for the year ended December 31, 1998, the one month ended December 31, 1997, the eleven months ended November 30, 1997, and the year ended December 31, 1996, respectively. Sales to Knight-Ridder approximated 10% during the year ended December 31, 1998.

        Soucy also sells newsprint to Dow Jones and its subsidiaries. During the years ended December 31, 1998, 1997, and 1996 these sales amounted to Cdn$33,793,000, Cdn$29,580,000 and Cdn$35,004,000, net of discounts, respectively.

                                     PART IV

ITEM  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Exhibits and Financial Statements


   (1) See Index to Financial Statements and Schedule of Bear Island Paper Company, L.L.C. and Bear Island Paper Company, L.P. at page 26.

   (2)  Financial Statement Schedule of Bear Island Paper
Company, L.L.C. and Bear Island Paper Company L.P.:

        See Index to Financial Statements and Schedule of Bear Island Paper Company, L.L.C. and Bear Island Paper Company, L.P.

        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

        (3) Exhibits


2.1 The Partnership Interest Sale Agreement, dated as of December 1, 1997, by and among Dow Jones Virginia Company Inc., Newsprint, Inc. and Brant-Allen.*

3.1   Articles of Organization of the Company.*

3.2   Operating Agreement of the Company.*

4.1 Indenture, dated as of December 1, 1997, among the Registrants, Timberlands, Soucy Inc. and Crestar Bank, as Trustee, relating to the Notes.*

4.2 Registration Rights Agreement, dated December 1, 1997, among the Registrants and TD Securities (USA), Inc. and Salomon Brothers Inc, as Initial Purchasers.*

4.3 Intercreditor Agreement, dated as of December 1, 1997, among the Registrants, Brant-Allen, Toronto Dominion (Texas), Inc. and Crestar Bank.*

4.4 Deed of Trust, dated as of December 1, 1997, by and between the Company and Crestar Bank, as Trustee.*

4.5 Company Pledge and Security Agreement, dated as of December 1, 1997, by and between the Company and Crestar Bank, as Trustee.*

4.6 Timberlands Pledge Agreement, dated as of December 1, 1997, by and between Brant-Allen and Crestar Bank, as Trustee.*

4.7 Soucy Pledge Agreement, dated as of December 1, 1997, by and between Brant-Allen and Crestar Bank, as Trustee.*

4.8 Hypotech Agreement, dated as of December 1, 1997, by and between Brant-Allen and Crestar Bank, as Trustee.*

10.1 Bank Credit Agreement, dated as of December 1, 1997, by and among the Company, TD Securities (USA), Inc., Toronto Dominion (Texas), Inc., Christiania Bank OG Kreditkass ASA, Keyport Life Insurance Company, Prime Income Trust, Deeprock & Company, Merrill Lynch Senior Floating Rate Fund, Inc. and Van Kampen American Capital Prime Rate Trust.*

10.2 Timberlands Credit Agreement, dated as of December 1, 1997, by and among Brant-Allen, TD Securities (USA), Inc. and Toronto Dominion (Texas), Inc.*

10.3 Amended and Restated Timberlands Loan and Maintenance Agreement, dated as of November 24, 1997, by and between Brant-Allen and John Hancock Mutual Life Insurance Company.*

10.4 Timberlands Interest Sale Agreement, dated as of December 1, 1997, by and among Dow Jones Virginia Company, Inc., Newsprint Inc. and Brant-Allen.*

10.5 The Management Services Agreement, dated as of December 1, 1997, by and among the Company and Brant-Allen.*

10.6 The Wood Supply Agreement, dated as of December 1, 1997, by and among the Company and Timberlands.*

10.7 The Newsprint Purchase Agreement, dated as of May 19, 1978, by and between the Company and the Dow Jones & Co., Inc.*

10.7a Amendments to Newsprint Purchase Agreement, dated as of April 1, 1987,
      December 10, 1991, August 10, 1993 and April 22, 1996.


10.8 The Newsprint Purchase Agreement, dated as of May 19, 1978, by and between the Company and The Washington Post.*

10.8a Amendments to Newsprint Purchase Agreement, dated as of December 10, 1991,
      August 10, 1993 and April 22, 1996.

21.1  Subsidiaries of the Company.*

27.1  Financial Data Schedule
------------------------------------------

* Previously filed as an exhibit to the Company's registration statement on Form S-4 Registration No. 333-42201, as amended, and incorporated herein by reference.

      (d) See Index to Financial Statements of Bear Island Timberlands Company, L.L.C., Bear Island Timberlands Company, L.P., and F.F. Soucy, Inc. at page 26.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        BEAR ISLAND PAPER COMPANY, L.L.C.

                                    By:   /s/ Peter M. Brant
                                          ------------------------
                                    Name: Peter M. Brant
                                    Title: Chairman of the Board of Directors
                                    and Chief Executive Officer of the Company

Date: March 30, 1999

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.


Signature                           Title                               Date

Principal Executive Officer

/s/ Peter M. Brant                  Chairman of the Board of Directors and      March 30, 1999
------------------------------
Peter M. Brant                      Chief Executive Officer

Principal Financial and Accounting Officer

/s/ Joseph Allen                    President, Co-Chairman of the Board of      March 30, 1999
------------------------------
Joseph Allen                        Directors, Chief Operating Officer and
                                    Secretary


/s/ Edward D. Sherrick              Vice President of Finance and Director of   March 30, 1999
------------------------------
Edward D. Sherrick                  the Board of Directors


/s/ Thomas E. Armstrong             Vice President of Sales and Manufacturing   March 30, 1999
------------------------------
Thomas E. Armstrong                 and Director of the Board of Directors


/s/ Michael Conroy                  Director of the Board of Directors          March 30, 1999
------------------------------
Michael Conroy


/s/ Robert Flug                     Director of the Board of Directors          March 30, 1999
------------------------------
Robert Flug


            INDEX TO FINANCIAL STATEMENTS AND SCHEDULE OF BEAR ISLAND PAPER COMPANY, L.L.C. AND BEAR ISLAND PAPER COMPANY, L.P.

        BEAR ISLAND PAPER COMPANY, L.L.C.

        Balance Sheets--December 31, 1998 and 1997

        Statements of Operations--Year ended December 31, 1998 and one month ended December 31, 1997

        Statements of Changes in Member's Interest--Year ended December 31, 1998 and one month ended December 31, 1997

        Statements of Cash Flows--Year ended December 31, 1998 and one month ended December 31, 1997

        BEAR ISLAND PAPER COMPANY, L.P.

        Statements of Operations--Eleven months ended November 30, 1997 and year ended December 31, 1996

        Statements of Changes in Partners' Equity--Eleven months ended November 30, 1997 and year ended December 31, 1996

        Statements of Cash Flows--Eleven months ended November 30, 1997 and year ended December 31, 1996


        Schedule II   Valuation and Qualifying Accounts

        INDEX TO FINANCIAL STATEMENTS OF BEAR ISLAND TIMBERLANDS COMPANY, L.L.C., BEAR ISLAND TIMBERLANDS COMPANY, L.P. AND F.F. SOUCY, INC.

        BEAR ISLAND TIMBERLANDS COMPANY, L.L.C.

        Balance Sheets--December 31, 1998 and 1997

        Statements of Operations--Year ended December 31, 1998 and one month ended December 31, 1997

        Statements of Changes in Member's Interest--Year ended December 31, 1998 and one month ended December 31, 1997

        Statements of Cash Flows--Year ended December 31, 1998 and one month ended December 31, 1997

        BEAR ISLAND TIMBERLANDS COMPANY, L.P.

        Statements of Operations--Eleven months ended November 30, 1997 and year ended December 31, 1996

        Statements of Changes in Partners' Equity--Eleven months ended November 30, 1997 and year ended December 31, 1996

        Statements of Cash Flows--Eleven months ended November 30, 1997 and year ended December 31, 1996


        F.F. SOUCY, INC.

        Consolidated Balance Sheets--December 31, 1998 and 1997

        Consolidated Statements of Retained Earnings--Years ended December 31, 1998, 1997 and 1996

        Consolidated Statements of Earnings--Years ended December 31, 1998, 1997 and 1996

        Consolidated Statements of Cash Flows--Years ended December 31, 1998, 1997 and 1996

BEAR ISLAND PAPER COMPANY, L.L.C.
(A VIRGINIA LIMITED LIABILITY CORPORATION)
AND BEAR ISLAND PAPER COMPANY, L.P.

FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 1998, one month ended December 31, 1997, eleven months ended November 30, 1997 and year ended December 31, 1996.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
Bear Island Paper Company, L.L.C.:

In our opinion, the financial statements listed in the index appearing under
Item 14(a)(1) on page 26 present fairly, in all material respects, the financial position of Bear Island Paper Company, L.L.C. (a Virginia limited liability corporation) (the "Company") as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the year ended December 31, 1998 and the one month ended December 31, 1997 and Bear Island Paper Company, L.P.'s (collectively the "Companies"), results of operations and cash flows for the eleven months ended November 30, 1997 and the year ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under
Item 14(a)(2) on page 26 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Companies' management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 3 to the financial statements, the Companies had numerous significant related-party transactions with affiliates for the year ended December 31, 1998, the one month ended December 31, 1997, the eleven months ended November 30, 1997 and the year ended December 31, 1996, which significantly impacted the financial statements of the Companies.

PricewaterhouseCoopers LLP



Richmond, Virginia
February 2, 1999

BEAR ISLAND PAPER COMPANY, L.L.C.
(A VIRGINIA LIMITED LIABILITY CORPORATION)
BALANCE SHEETS
DECEMBER 31, 1998 AND 1997


                                                                            DECEMBER 31,
                                                                   -------------------------------
                                     ASSETS                            1998              1997

Cash and short-term investments                                    $   2,130,787    $   1,353,049
Accounts receivable:
    Trade, less allowance for doubtful accounts of $73,100 in
         1998 and 1997                                                 9,711,800       10,189,307
    Affiliates                                                         3,760,594        3,123,853
    Other                                                                196,957          820,175
Inventories                                                           13,827,824       14,213,313
Other current assets                                                     570,234          147,911
                                                                   --------------   --------------

           Total current assets                                       30,198,196       29,847,608
                                                                   --------------   --------------

Property, plant and equipment, at cost                               201,618,960      195,084,008
Less accumulated depreciation                                        (10,841,783)        (822,264)
                                                                   --------------   --------------

           Net property, plant and equipment                         190,777,177      194,261,744
                                                                   --------------   --------------

Deferred financing costs, net of accumulated amortization of
     $748,725 and $79,386 in 1998 and 1997, respectively               8,275,781        8,375,199
                                                                  ---------------  ---------------

                                                                   $ 229,251,154    $ 232,484,551
                                                                   ==============   ==============

                                   LIABILITIES

Current portion of long-term debt                                        700,000          700,000
Current portion of long-term purchase obligations                        384,693          180,304
Accounts payable and accrued expenses                                 10,353,040        9,294,855
Due to affiliates                                                         78,192          151,930
Interest payable                                                       1,307,030        1,344,915
                                                                   --------------   --------------

           Total current liabilities                                  12,822,955       11,672,004
                                                                   --------------   --------------

Long-term debt                                                       183,600,000      195,300,000
Long-term purchase obligations                                           261,470          255,000
                                                                   --------------   --------------

                                                                     183,861,470      195,555,000
                                                                   --------------   --------------

                                     EQUITY

Member's:
    Interest                                                          28,130,250       25,469,737
    Retained earnings (accumulated deficit)                            4,436,479         (212,190)
                                                                   --------------   --------------

                                                                   $ 229,251,154    $ 232,484,551
                                                                   ==============   ==============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

BEAR ISLAND PAPER COMPANY, L.L.C.
(A VIRGINIA LIMITED LIABILITY CORPORATION)
STATEMENTS OF OPERATIONS

                                               COMPANY                        PREDECESSOR
                                     -----------------------------   ------------------------------
                                     FOR THE YEAR     ONE MONTH      ELEVEN MONTHS   FOR THE YEAR
                                         ENDED          ENDED            ENDED           ENDED
                                     DECEMBER 31,    DECEMBER 31,    NOVEMBER 30,    DECEMBER 31,
                                     --------------  -------------   --------------  --------------
                                          1998           1997            1997             1996

Net sales                            $  95,870,332   $  8,881,972    $  59,547,722   $  75,460,102
Net sales to affiliates                 26,327,457      1,924,961       46,039,980      53,360,199
                                     --------------  -------------   --------------  --------------

           Total net sales             122,197,789     10,806,933      105,587,702     128,820,301

Cost of sales                           94,656,233      9,068,701       95,404,127     100,590,600
                                     --------------  -------------   --------------  --------------

           Gross profit                 27,541,556      1,738,232       10,183,575      28,229,701

Selling, general and administrative expenses:

    Management fees to affiliate         3,665,934        324,835        3,174,722       3,865,000
    Other direct                           535,999         45,658          572,644         153,370
                                     --------------  -------------   --------------  --------------

           Income from operations       23,339,623      1,367,739        6,436,209      24,211,331
                                     -------------  --------------   --------------  -----------

Other income (deductions):
    Interest income                        201,491                         590,971         665,709
    Interest expense                   (18,892,445)    (1,633,043)      (4,331,563)     (5,397,959)
    Other income (expense)                                 53,114          (41,231)        (55,859)
                                       -----------  -------------    --------------    -----------

                                       (18,690,954)    (1,579,929)      (3,781,823)     (4,788,109)
                                       -----------  -------------    --------------    -----------

           Income (loss) before
                extraordinary item
                                         4,648,669       (212,190)       2,654,386      19,423,222

Extraordinary item:
    Early extinguishment of debt                                        (4,367,418)
                                       -----------     ----------   ---------------    -----------

             Net income (loss)        $  4,648,669     $ (212,190)    $ (1,713,032)    $19,423,222
                                       ===========     ==========   ===============    ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

BEAR ISLAND PAPER COMPANY, L.L.C.
(A VIRGINIA LIMITED LIABILITY CORPORATION)
STATEMENTS OF CHANGES IN MEMBER'S INTEREST AND PARTNERS' EQUITY

                                         BRANT-ALLEN     DOW JONES
                                         INDUSTRIES,      VIRGINIA       NEWSPRINT,
                                            INC.       COMPANY, INC.        INC.       TOTAL
             PREDECESSOR
Partners' equity:
    Contributed capital:
      Balances, December 31, 1995,
           1996 and November 30, 1997
                                         $ 24,656,681  $31,882,500     $31,882,500  $88,421,681
                                        =============   ==========      ==========   ==========

    Retained earnings (accumulated deficit):
      Balances, December 31, 1995                   -    1,471,956       1,471,956    2,943,912

      Net income - 1996                     5,826,966    6,798,128       6,798,128   19,423,222

      Partner distributions                (4,500,000)  (5,250,000)     (5,250,000) (15,000,000)
                                        -------------   ----------      ----------   ----------

      Balances, December 31, 1996           1,326,966    3,020,084       3,020,084    7,367,134

      Net loss - eleven months ended
           November 30, 1997                 (513,910)    (599,561)       (599,561)  (1,713,032)
                                         -------------   ----------     ----------   ----------

      Balances, November 30, 1997        $    813,056  $ 2,420,523     $ 2,420,523  $ 5,654,102
                                         =============  ==========      ==========   ==========

----------------------------------------------------------------------------------------------------

               COMPANY

Equity:
    Member's interest:
      Aggregate equity balances at
           December 1, 1997 and
           conversion to Bear
           Island Mergco, L.L.C.         25,469,737    34,303,023     34,303,023    $94,075,783
      Acquisition of 70% limited
           partnership interest by Bear
           Island Paper Company, L.L.C.
           and merger with Bear Island
           Mergco L.L.C.                              (34,303,023)   (34,303,023)   (68,606,046)
                                         ----------    ----------     ----------     ----------

      Balance, December 31, 1997       $ 25,469,737             -              -     25,469,737
                                         ==========    ==========     ==========

    Management fee payable
         contributed to capital by
         parent - year ended December
         31, 1998                                                                    26,660,513
                                                                                     ----------

      Balance, December 31, 1998                                                    $28,130,250
                                                                                     ==========

    Retained earnings (accumulated deficit):

      Net loss - one month ended
           December 31, 1997                                                        $  (212,190)
                                                                                     ----------

      Balance, December 31, 1997                                                       (212,190)

      Net income - year ended
           December 31, 1998                                                          4,648,669
                                                                                     ----------

      Balance, December 31, 1998                                                    $ 4,436,479
                                                                                     ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

BEAR ISLAND PAPER COMPANY, L.L.C.
(A VIRGINIA LIMITED LIABILITY CORPORATION)
STATEMENTS OF CASH FLOWS


                                                                                  COMPANY                       PREDECESSOR
                                                                       ------------------------------  -----------------------------
                                                                       FOR THE YEAR     ONE MONTH     ELEVEN MONTHS   FOR THE YEAR
                                                                           ENDED          ENDED           ENDED           ENDED
                                                                         DECEMBER     DECEMBER 31,     NOVEMBER 30,      DECEMBER
                                                                           31,                                             31,
                                                                       -------------  --------------  --------------  --------------
                                                                           1998           1997             1997            1996
Operating activities:
    Net income (loss)                                                $ 4,648,669    $  (212,190)      $ (1,713,032)  $19,423,222
    Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

      Depreciation                                                    10,033,191        822,264          9,735,450     9,975,923
      Depletion                                                           33,605                            12,501        58,494
      Amortization of deferred financing costs                           669,339         79,386             54,307        59,244
      Noncash portion of extraordinary item                                                                419,930
      Increase in allowance for obsolescence                             324,500        152,000
      (Gain) loss on disposal of property, plant and equipment         1,204,076                           588,873       (28,391)
      (Increase) decrease in:
        Accounts receivable                                              463,984        207,797            868,132     3,266,923
        Inventories, excluding effects of obsolescence allowance          60,989       (606,791)           378,964    (1,120,859)
        Other current assets                                            (422,323)         7,008            106,781        22,803
      Increase (decrease) in:
        Accounts payable and accrued expenses for operating            3,718,698     (3,856,796)         2,516,245    (1,388,839)
             activities
        Due to affiliate                                                 (73,738)    (1,416,656)            70,600       229,029
        Interest payable                                                 (37,885)       800,228           (492,813)     (129,687)
                                                                       ----------   -----------        -----------    ----------

           Net cash provided by (used in) operating activities        20,623,105     (4,023,750)        12,545,938    30,367,862
                                                                       ----------   -----------        -----------   -----------

Investing activities:
    Purchases of property, plant and equipment                        (7,544,100)      (238,518)        (4,835,971)   (7,482,573)
    Proceeds from disposition of property, plant and equipment           150,000                           134,300        69,244
    Payment for purchase of partnership interest, net of cash                      (139,930,098)
         acquired
                                                                       ----------   -----------        -----------   -----------

           Net cash used in investing activities                      (7,394,100)  (140,168,616)        (4,701,671)   (7,413,329)
                                                                       ----------   -----------        -----------   -----------

BEAR ISLAND PAPER COMPANY, L.L.C.
(A VIRGINIA LIMITED LIABILITY CORPORATION)
STATEMENTS OF CASH FLOWS, CONTINUED


                                                                                  COMPANY                        PREDECESSOR
                                                                       ------------------------------   ----------------------------
                                                                       FOR THE YEAR     ONE MONTH      ELEVEN MONTHS   FOR THE YEAR
                                                                          ENDED           ENDED            ENDED           ENDED
                                                                         DECEMBER     DECEMBER 31,     NOVEMBER 30,       DECEMBER
                                                                           31,                                              31,
                                                                       -------------  --------------   --------------  -------------
                                                                           1998           1997             1997             1996
Financing activities:
    Contributions from parent                                                         $   3,564,585
    Distributions to parent                                                              (3,564,585)                   $(15,000,000)
    Principal payments on long-term debt                               $(11,700,000)    (47,000,000)      (6,000,000)    (6,000,000)
    Principal payments on promissory notes                                                                (3,917,764)      (401,941)
    Principal payments on long-term purchase obligations                   (181,346)                      (2,549,049)      (399,186)
    Proceeds from issuance of long-term debt                                            201,000,000
    Payment of deferred financing costs                                    (569,921)     (8,454,585)
                                                                       -------------  --------------   --------------  -------------

           Net cash provided by (used in) financing activities          (12,451,267)    145,545,415      (12,466,813)   (21,801,127)
                                                                       -------------  --------------   --------------  -------------

           Net increase (decrease) in cash and short-term investments       777,738       1,353,049       (4,622,546)     1,153,406

Cash and short-term investments, beginning of period                      1,353,049                       13,625,322     12,471,916
                                                                       -------------  --------------   --------------  -------------

             Cash and short-term investments, end of period            $  2,130,787   $   1,353,049    $   9,002,776   $ 13,625,322
                                                                       =============  ==============   ==============  =============

Supplemental disclosures of cash flow information:
    Cash paid for interest                                             $ 18,260,991   $     288,128    $   4,824,376   $  5,527,646
                                                                       =============  ==============   ==============  =============

Noncash investing and financing activities:
    Increase in property, plant and equipment and long-term purchase
         obligations for equipment acquisition                         $    392,205                    $     305,000   $  3,078,538
                                                                       =============                   ==============  =============

    Increase in promissory notes for equipment acquisition                                             $   2,425,856   $    525,700
                                                                                                       ==============  =============

    Management fee payable contributed to capital by parent            $  2,660,513
                                                                       =============

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

      The Company accounted for the Acquisition as a purchase. The allocation of the purchase price resulted in purchase adjustments being applied to certain assets and liabilities acquired. In this connection, since Brant-Allen was the owner of 30% interests in the Predecessor prior to the Acquisition, purchase adjustments have been applied to adjust 70% of the basis of the assets and liabilities acquired to fair value. The total purchase price of approximately $149.6 million was allocated to the acquired assets and liabilities based on their respective fair values at December 1, 1997 as follows:

        Working capital                                $ 11,598,450
        Property, plant and equipment                   163,383,956
        Other liabilities                               (25,378,500)
                                                      -------------

                   Total purchase cost                $ 149,603,906
                                                      =============

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

      INVENTORIES: Finished goods and raw materials inventories are valued at the lower of cost or market, with cost determined on the first-in, first-out ("FIFO") basis. Stores inventories are valued at the lower of average cost or market and are shown net of an allowance for obsolescence at December 31, 1998 and 1997 of approximately $476,500 and $152,000, respectively.

      PROPERTY, PLANT AND EQUIPMENT: The costs of major renewals and betterments are capitalized while the costs of maintenance and repairs are charged to income as incurred. When properties are sold or retired, their cost and the related accumulated depreciation or depletion are eliminated from the accounts and the gain or loss is reflected in income. The Companies capitalize interest costs as part of the cost of constructing significant assets. There were no capitalized interest costs during the year ended December 31, 1998, the month ended December 31, 1997, the eleven months ended November 30, 1997 or the year ended December 31, 1996.

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

      DERIVATIVES: An interest rate swap agreement is used to help manage interest rate exposure. Amounts to be paid or received under the agreement are accrued as interest rates change and are recognized over the life of the agreement as an adjustment to interest expense. The Company is exposed to credit losses in the event of counterparty nonperformance, but does not anticipate such losses.

      FAIR VALUE OF FINANCIAL INSTRUMENTS: The fair value of the Companies' long-term debt is estimated using discounted cash flow analyses based on the incremental borrowing rates currently available to the Companies with loans of similar terms and maturity. The fair value of trade receivables and payables approximates the carrying amount because of the short maturity of these instruments. The fair value of the interest rate swap agreement is the estimated amount that the Company would receive or pay to terminate the agreement as of the balance sheet date, taking into account current interest rates and the current creditworthiness of the counterparty.

      RISKS AND UNCERTAINTIES: Financial instruments which potentially subject the Companies to concentrations of credit risk consist principally of cash, cash equivalents and receivables. The Companies' cash balance is maintained at a major financial institution. Cash equivalents, which consist of U.S. government securities, are with a high-credit-quality financial institution. Receivables consist principally of trade accounts receivable resulting primarily from sales to newspaper publishers. Credit is extended to customers after an evaluation of creditworthiness. Generally, the Companies do not require collateral or other security from customers for trade accounts receivable. Substantially all of the Companies' customers operate in the printing sectors, consequently their ability to honor their obligations are dependent upon the financial strength of the printing and publishing sectors.

      The Companies have five customers whose sales represent a significant portion of sales. Sales to one of these customers approximated 22%, 18%, 22% and 22% for the year ended December 31, 1998, the one month ended December 31, 1997, the eleven months ended November 30, 1997, and the year ended December 31, 1996, respectively. Sales to a second customer approximated 22%, 20%, 22% and 19% for the year ended December 31, 1998, the one month ended December 31, 1997, the eleven months ended November 30, 1997, and the year ended December 31, 1996, respectively. Sales to a third customer approximated 11%, 23%, 10% and 12% for the year ended December 31, 1998, the one month ended December 31, 1997, the eleven months ended November 30, 1997, and the year ended December 31, 1996, respectively. Sales to a fourth customer approximated 11%, 13%, 14% and 11% for the year ended December 31, 1998, the one month ended December 31, 1997, the eleven months ended November 30, 1997, and the year ended December 31, 1996, respectively. Sales to a fifth customer approximated 10% during the year ended December 31, 1998.

      On March 1, 1998, Newsprint Sales entered into certain supply contracts (the "Supply Contracts") with two customers. Under the terms of the Supply Contracts, Newsprint Sales is required to provide to these customers certain fixed volumes of newsprint at fixed prices through December 31, 2000.

      RECLASSIFICATIONS: Certain prior period amounts have been reclassified to conform to the current presentation.

      NEW ACCOUNTING STANDARDS: During 1998 the Company implemented Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The implementation of these new standards had no effect on the Company's statements of operations or its financial position as of or for the year ended December 31, 1998 since the Company (i) has no other comprehensive income and (ii) operates only in one segment and all long-lived assets are located in the U.S., the Company's country of domicile.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes standards for accounting and disclosure of derivative instruments. This new standard is effective for fiscal quarters of fiscal years beginning after June 15, 1999. The implementation of this new standard is not expected to have a material effect on the Company's results of operations or financial position.


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

      All sales and related collections are made through Newsprint Sales, a division of Brant-Allen. Brant-Allen provides similar sales and collection activities for F.F. Soucy, Inc. ("Soucy, Inc."), an affiliated Canadian newsprint company 100% owned by Brant-Allen. As part of the $70 million Term Loan Facility and the $50 million Revolving Credit Facility (see Note
      6), Brant-Allen entered into a cash collateral agreement on December 1, 1997 (the "Collateral Agreement"). The Collateral Agreement requires collections of the Company's receivables, by

      Newsprint Sales, at the end of any business day are not to exceed the sum of (i) the collected funds received by Newsprint Sales for the Company for such business day and the immediately preceding business day plus (ii) an additional amount not exceeding $100,000.

      The Company received payment of approximately $286,400 and $21,200 and the Predecessor received payments of approximately $230,000 and $180,300 from Brant-Allen as reimbursement for expenses incurred on behalf of Brant-Allen during the year ended December 31, 1998, the month ended December 31, 1997, the eleven months ended November 30, 1997 and the year ended December 31, 1996, respectively. Additionally, the Company received payment of approximately $21,800 from F. F. Soucy, Inc. for expenses incurred on behalf of F. F. Soucy, Inc. during the year ended December 31, 1998.

      A component of selling, general and administrative expenses as shown on the statements of operations includes aggregate management fees to Brant-Allen. The management fee includes senior management, treasury, financial, marketing and sales services. There are restrictions on payment of the management fee as described in Note 6. The level of these fees as if the Companies operated on a stand-alone basis are not practicably determinable.

      The Predecessor was a party to a wood supply contract with Bear Island Timberlands Company, L.P. ("Timberlands"), which was owned proportionately by the same partners of the Predecessor, whereby Timberlands had guaranteed to supply all of the Predecessor's log and pulp chip requirements at prices negotiated annually. Purchases under the wood supply contract approximated $13,280,000 and $14,744,000 during the eleven months ended November 30, 1997 and for the year ended December 31, 1996, respectively. Pricing during the periods was as follows:

                                      ELEVEN MONTHS
                                         ENDED                YEAR ENDED
                                      NOVEMBER 30,           DECEMBER 31,
                                          1997                   1996

         Actual                      $    95.50             $    95.50

         Market                      $60.00 to $66.00       $60.00 to $61.00


      Concurrent with the Acquisition, the Company modified certain terms of the wood supply contract with Bear Island Timberlands Company L.L.C. ("BITCO"), the successor to Timberlands resulting from the purchase by Brant-Allen of the 70% interest in Timberlands not previously owned by Brant-Allen. The modification occurred to be reflective of wood purchases at market prices. Modified terms included changing the point of purchase of wood from the point of production to delivery to the Company's plant site and changing the purchase price from a negotiated price to market price. For the year ended December 31, 1998 and the one month ended December 31, 1997, the Company purchased approximately $2,929,500 and $1,637,000 from BITCO under the wood supply contract, respectively.

      Prior to December 1, 1997, the Predecessor had contracted to pay Timberlands a fee on a per ton basis for procuring recycled paper, of $24.31 and $24.15 for the eleven months ended November 30, 1997 and the year ended December 31, 1996, respectively.

      The Predecessor recognized costs of approximately $2,028,500 and $2,070,500 for such procurement fees during the eleven months ended November 30, 1997 and the year ended December 31, 1996, respectively, which are included in cost of sales in the accompanying financial statements. The actual costs of the procurement services provided to the Predecessor by Timberlands for these same periods were $213,000 and $238,000, respectively.

      The Companies charged BITCO and Timberlands for certain administrative and other expenses. These charges approximated $782,000, $60,000, $1,319,000 and $1,370,000 during the year ended December 31, 1998, the one month ended December 31, 1997, the eleven months ended November 30, 1997 and the year ended December 31, 1996, respectively. The Companies also paid BITCO approximately $62,500 and $5,300 and Timberlands $55,000 and $57,800 during the year ended December 31, 1998, the one month ended December 31, 1997, the eleven months ended November 30, 1997 and the year ended December 31, 1996, respectively, for managing their timberlands.

      The Companies' receivables, payables, sales to partners and their affiliates were as follows:

                                                                   DECEMBER 31,
                                                            ---------------------------
                                                                1998          1997
        Due from Brant-Allen                                $   53,138     $  107,915
        Due from Newsprint Sales                             1,205,553      1,085,400
        Due from Dow Jones                                   2,369,136      1,930,538
        Due from BITCO                                          80,586
        Due from F. F. Soucy, Inc. and Partners                 52,181
        Due to BITCO                                                           42,029
        Due to F. F. Soucy, Inc.                                78,192        109,901


                                           YEAR        ONE MONTH     ELEVEN MONTHS
                                          ENDED          ENDED           ENDED        YEAR ENDED
                                       DECEMBER 31,   DECEMBER 31,    NOVEMBER 30,   DECEMBER 31,
                                       -------------  -------------  --------------- --------------
                                           1998           1997            1997           1996
         Net sales to Dow Jones        $  26,327,457   $  1,924,961   $  23,012,477  $  28,920,518
         Net sales to The
              Washington Post                *              *            23,027,503     24,439,681

         *EFFECTIVE DECEMBER 1, 1997, NOT CONSIDERED A RELATED PARTY.

      Sales to Dow Jones represented approximately 22%, 18%, 22% and 22% of total sales during the year ended December 31, 1998, the one month ended December 31, 1997, the eleven months ended November 30, 1997 and the year ended December 31, 1996, respectively. Sales to The Washington Post represented approximately 22%, and 19% of total sales during the eleven months ended November 30, 1997 and the year ended December 31, 1996, respectively. The remaining sales were to other unaffiliated printing and publishing enterprises located primarily in the eastern United States.



 4.   INVENTORIES:

      Inventories consisted of:


                                                                             DECEMBER 31,
                                                                     -----------------------------
                                                                          1998           1997
        Raw materials                                                $  3,908,772    $  4,085,044
        Stores                                                          8,759,809       9,105,893
        Finished goods                                                  1,159,243       1,022,376
                                                                     --------------  -------------

                                                                     $ 13,827,824   $  14,213,313
                                                                     ==============  =============


 5.   PROPERTY, PLANT AND EQUIPMENT:

      Property, plant and equipment is stated at cost and consists of the following:

                                                                            DECEMBER 31,
                                                                   --------------------------------
                                                                        1998             1997
        Land                                                       $    1,548,847    $    1,492,007
        Timberlands                                                     3,569,236         3,526,259
        Building                                                       28,412,280        28,412,280
        Machinery and equipment                                       162,176,778       160,887,599
        Construction in progress                                        5,911,819           765,863
                                                                   --------------    --------------

                                                                      201,618,960       195,084,008
        Less accumulated depreciation and depletion                   (10,841,783)         (822,264)
                                                                   --------------    --------------

                   Total                                           $  190,777,177   $   194,261,744
                                                                   ==============    ==============

      During the twelve month period ended December 31, 1998, the Company recorded charges for a net loss of $1,204,076 and during the eleven month period ended November 30, 1997, the Predecessor recorded charges for a net loss of $723,173 to record a write-down and disposal of certain operating assets in connection with increasing the capacity of the recycling equipment. The charges are included in cost of sales in the accompanying statements of operations.

 6.   LONG-TERM DEBT:

      Long-term debt consisted of:

                                                                                         DECEMBER 31,
                                                                               -----------------------------
                                                                                   1998           1997
        Senior Secured Notes bearing interest at 10% (interest payable
             semiannually commenced June 1, 1998); due 2007                      $100,000,000   $100,000,000

        Term Loan Facility bearing interest at 8.25% and 8.91% at December 31,
             1998 and 1997, respectively (interest payable quarterly); principal of $175,000 due in 31 quarterly payments commenced March 31, 1998;
             balance due December 31, 2005                                         69,300,000     70,000,000

        $50  million Revolving Credit Facility bearing interest at LIBOR plus
             2.75% (8.31% and 8.72% at December 31, 1998 and 1997, respectively)
             for $20,000,000 and interest due monthly; prime plus 1.75% (9.5%
             and 10.25% at December 31, 1998 and 1997, respectively) for the remainder in excess of $20,000,000 and interest due quarterly; due
             December 31, 2003                                                     15,000,000     26,000,000
                                                                                -------------  --------------

                                                                                  184,300,000    196,000,000
        Less current portion                                                          700,000        700,000
                                                                                -------------  --------------

                   Total long-term debt                                          $183,600,000   $195,300,000
                                                                                =============  ==============

      On December 1, 1997, the Company sold in a private placement debt securities of $100 million Senior Secured Notes (the "Notes"). On December 1, 1997 the Company also entered into Indenture Agreements for a $70 million Term Loan Facility ("Term Loan") and a $50 million Revolving Credit Facility ("Revolving Loans"). The proceeds from the Notes, Term Loan and Revolving Loans were used by the Company to purchase the 70% interest of the Predecessor which was previously owned by certain subsidiaries of Dow Jones and The Washington Post.

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

      The Term Loan and Revolving Loans are redeemable at the option of the Company, in whole or in part, at any time without premium or penalty upon irrevocable notice delivered to the administrative agent. Partial prepayments on the Term Loan or Revolving Loans shall be in an aggregate principal amount of $5,000,000 or a whole multiple thereof. Prepayment of the Term Loans and Revolving Loans is required for any excess cash flow ("ECF"), as computed on the ECF date. The Revolving Loans bear interest at prime plus 1.75% or LIBOR plus 2.75%, at the option of the Company and mature on December 31, 2003.

      The Notes are collateralized by (i) a second priority security interest in all real property of the Company and all personal property of the Company, to the extent such personal property is assignable, (ii) a third priority security interest in 100% of the membership interests in BITCO and (iii) a second priority security interest in 65% of the issued and outstanding capital stock of Soucy Inc. ("Soucy Collateral") behind a shared first lien. The remaining 35% of the issued and outstanding capital stock of Soucy Inc. cannot be assumed, pledged, hypothecated, transferred or otherwise disposed by Brant-Allen without the consent of the required lenders. At any time when either (a) the Company has reduced its total committed debt to an amount that is not greater than $145 million as of the date of determination or (b) the Notes are rated investment grade, the Soucy Collateral will be released and all of the covenants and other provisions of the Notes with respect to Soucy Inc. will terminate.

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

      The most restrictive covenants of the Notes, Term Loan and Revolving Loans state that the Company has a limitation on incurring additional indebtedness, making restricted payments, creating, incurring or assuming any liens, making sales of capital stock of subsidiaries, transactions with affiliates, and sale of assets. Furthermore under the Notes, the Company is not permitted to pay management fees to Brant-Allen that exceed 3% of the Company's annual revenues. Only one-third of this payment may be in cash.

      The fair values of the Company's Notes, Term Loan and Revolving Loan approximate carrying values at December 31, 1998 and 1997.

      Maturities on long-term debt for the four years after 1999 are approximately as follows: 2000 - $700,000; 2001 - $700,000; 2002 -
      $700,000; 2003 - $15,700,000; and thereafter - $165,800,000.



 7.   LONG-TERM PURCHASE OBLIGATIONS:

      Capitalized purchase obligations for purchases of machinery and equipment, which approximate fair value, consisted of:

                                                                                           DECEMBER 31,
                                                                                   --------------------------
                                                                                        1998          1997

        Long-term purchase obligations bearing interest at various rates ranging
             from approximately 7% to 8%; with principal payments ending in 2001     $  646,163  $     435,304
        Less current portion                                                            384,693        180,304
                                                                                     -----------  -------------

                                                                                     $  261,470  $     255,000
                                                                                     ===========  =============

      Payments on long-term purchase obligations for the two years after 1999 are approximately $133,500 in 2000 and $128,000 in 2001.



 8.   ENVIRONMENTAL LETTERS OF CREDIT:

      During 1998 in accordance with requirements of the Virginia Department of Environmental Quality, the Company established two irrevocable standby letters of credit of $430,000 and $70,000 to cover potential closure and post-closure costs associated with the Company's landfills.



 9.   DERIVATIVE FINANCIAL INSTRUMENTS:

      At December 31, 1998 and 1997, the Company had outstanding a variable to fixed interest rate swap with a notional value of $60 million and $70 million, respectively, with a term of five years maturing December 5, 2002. Under the terms of this agreement, the Company is paying a fixed interest rate of 6.13% and receiving a variable rate based on 3-month London Interbank Offered Rates ("LIBOR") of 5.25% and 5.9375% at December 31, 1998 and 1997, respectively. The Company estimates it would have paid $1.7 million and $675,000 at December 31, 1998 and 1997, respectively, to terminate this agreement.

10.   EMPLOYEE BENEFIT PLANS:

      The Companies provide a defined contribution retirement plan for substantially all employees. The annual cost of the plan, which is currently funded, is based on the compensation of participants. The Predecessor increased its contribution from 5% to 6% of employees' base compensation effective July 1, 1996.

      The Companies provide a thrift plan for substantially all employees which incorporates the provisions of Internal Revenue Code Subsection 401(k), whereby employees can make voluntary, tax-deductible contributions within specified limits. The Companies matched employee contributions at 60% during the year ended December 31, 1998, the one month ended December 31, 1997, the eleven months ended November 30, 1997, and the year ended December 31, 1996, up to a maximum of 6% of an employee's base pay.

      The Companies' expense for both plans approximated $1,238,000, $95,000, $1,138,000 and $1,103,000 for the year ended December 31, 1998, the month ended December 31, 1997, the eleven months ended November 30, 1997, and the year ended December 31, 1996, respectively.

      The Companies are self-insured for employee medical, dental and disability claims up to $35,000 per claim per year. The Companies provided an accrual of approximately $313,000 for claims incurred but not reported at December 31, 1998 and 1997.



11.   SUBSEQUENT EVENT:

      On January 28, 1999, BITCO and the Company entered into a non-binding agreement to sell approximately 82,485 and 949 acres, respectively, to two unrelated parties. The purchase price is currently being negotiated, however, the Company anticipates realizing a gain on the sale. Under the terms of the agreement, the purchase price may be adjusted for certain acreage and timber volume differences and is expected to be settled on or before May 15, 1999.

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                       BEAR ISLAND PAPER COMPANY L.L.C. &
                         BEAR ISLAND PAPER COMPANY, L.P.
                                 (IN THOUSANDS)

                                                           ADDITIONS
                                                     -----------------------
                                                       CHARGED
                                       BALANCE AT     TO COSTS     CHARGED
                                       BEGINNING         AND        TO OTHER                   BALANCE AT
    DESCRIPTION                        OF PERIOD       EXPENSES     ACCOUNTS     DEDUCTIONS   END OF PERIOD
------------------                    ------------   ----------   ----------   ------------  --------------

    BEAR ISLAND PAPER COMPANY
    L.L.C:

    Year Ended December 31, 1998

    Allowance for Doubtful Accounts
    (Deducted from Accounts
    Receivable)                               $73            -            -             -              $73
    Allowance for Stores
    Obsolescence
    (Deducted from Stores
    Inventory)                               $152         $325            -             -              477
                                             ----         ----         ----         -----             ----
                                             $225         $325            -             -             $550
                                             ====         ====         ====         =====             ====
    Reserve for Capping of Landfill          $536           70            -           (32)(a)         $574
    Reserve for Workman's
    Compensation Claims                       160            -            -          (140)(b)           20
                                             ----         ----        -----       --------             ---
                                             $696       $   70            -         $(172)            $594
                                             ====         ====         ====         =====             ====
    One Month Ended December 31, 1997

    Allowance for Doubtful
    Accounts
    (Deducted from Accounts
    Receivable)                               $73            -            -              -             $73
    Allowance for Stores
    Obsolescence
    (Deducted from Stores
    Inventory)                               $269         $152            -         $(269)(c)         $152
    Allowance for Coal Inventory
    (Deducted from Raw Material
    Inventory)                               $150        (150)            -             -                -
                                             ----        ----          ----         -----             ----
                                             $419           2             -         $(269)            $225
                                             ====        ====          ====         =====             ====
    Reserve for Capping of
    Landfill                                 $532           6                          (2)(a)         $536
    Reserve for Workman's
        Compensation Claims                  $160           -             -             -             $160
                                             ====         ====         ====         =====             ====
                                             $692           6             -            (2)            $696
                                             ====         ====         ====         =====             ====

    BEAR ISLAND PAPER COMPANY,
    L.P.:

    Eleven Months Ended November
    30, 1997:

    Allowance for Doubtful
    Accounts
    (Deducted from Accounts
    Receivable)                               $73            -            -             -              $73
    Allowance for Stores
    Obsolescence
    (Deducted from Stores
    Inventory)                                228           41            -             -              269
    Allowance for Coal Inventory
    (Deducted from Raw Material
    Inventory)                                150            -            -             -              150
                                             ----         ----          -----        -----             ---
                                             $451         $ 41            -             -             $492
                                             ====         ====          =====        =====            ====
    Reserve for Capping of Landfill          $237         $312                      $ (17)(a)         $532
                                                                                                      ====
    Reserve for Sludge Land
    Application                                10            -            -         $ (10)(d)            -
    Reserve for OSHA Citation
    Reserve for Workman's                      33            -            -         $ (33)(e)            -
       Compensation Claims                   $160            -            -             -             $160
                                              ---         ----          -----       ------            ----
                                             $440         $312            -           (60)            $692
                                              ===         ====          =====       ======            ====
    Year Ended December 31, 1996:

    Allowance for Doubtful Accounts
    (Deducted from Accounts
    Receivable)                               $73            -                          -              $73
    Allowance for Stores
    Obsolescence
    (Deducted from Stores
    Inventory)                                203           25                          -              228
    Allowance for Coal Inventory
    (Deducted from Raw Material
    Inventory)                               $ 46          104                          -              150
                                             ----          ---                       ----              ---
                                             $322         $129                          -             $451
                                             ====         ====                       ====             ====
    Reserve for Capping of Landfill          $185           69                        (17)(a)         $237
    Reserve for Sludge Land
    Application                               105           87                       (182)(d)           10
    Reserve for OSHA Citation                  66                                     (33)(e)           33
    Reserve for Workman's
    Compensation Claims                        81           79                          -              160
                                             ----         ----                      -----             ----
                                             $437         $235                      $(232)            $440
                                             ====         ====                      =====             ====

a)  PAYMENTS FOR CAPPING AND MAINTENANCE OF LANDFILL CELLS
b)  WRITE DOWN OF RESERVE FOR LACK OF POTENTIAL CLAIMS FROM PAST YEARS
c) ELIMINATION OF STORES INVENTORY RESERVE UPON ALLOCATION OF PURCHASE PRICE ADJUSTMENT TO PURCHASED ASSETS
d)  PAYMENTS FOR THE APPLICATION OF SLUDGE FROM HOLDING TANKS
e)  PERIODIC WRITE DOWN OF OSHA CITATION RESERVE PER AGREEMENT

BEAR ISLAND TIMBERLANDS COMPANY, L.L.C.
AND BEAR ISLAND TIMBERLANDS COMPANY, L.P.

FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 1998, ONE MONTH ENDED DECEMBER 31, 1997, ELEVEN MONTHS ENDED NOVEMBER 30, 1997 AND YEAR ENDED DECEMBER 31, 1996

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
Bear Island Timberlands Company, L.L.C.:

In our opinion, the accompanying balance sheets and the related statements of operations, of changes in partners' equity and member's interests, and of cash flows present fairly, in all material respects, the financial position of Bear Island Timberlands Company, L.L.C. (a Virginia limited liability corporation) (the "Company") as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the year ended December 31, 1998 and the one month ended December 31, 1997 and Bear Island Timberlands Company, L.P.'s (collectively with the Company, the "Companies") results of operations and cash flows for the eleven months ended November 30, 1997 and the year ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Companies' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 8 to the financial statements, the Companies had numerous significant related-party transactions with affiliates for the year ended December 31, 1998, the one month ended December 31, 1997, the eleven months ended November 30, 1997 and the year ended December 31, 1996, which significantly impacted the financial statements of the Companies.




/s/ PricewaterhouseCoopers LLP
Richmond, Virginia
February 2, 1999, except as to the information
     entitled "Debt extensions" presented in Note
     7, for which the date is March 1, 1999

BEAR ISLAND TIMBERLANDS COMPANY, L.L.C.
(A VIRGINIA LIMITED LIABILITY CORPORATION)
BALANCE SHEETS
DECEMBER 31, 1998 AND 1997


                                      ASSETS                            1998            1997

Cash and short-term investments                                     $     105,658   $   1,530,996
Restricted cash and investments                                         3,167,833       2,899,076
Accounts and notes receivable                                             159,493         125,875
Due from affiliate                                                                         42,029
Inventory                                                                                 405,561
Other current assets                                                      204,853          57,308
                                                                    --------------  --------------

           Total current assets                                         3,637,837       5,060,845
                                                                    --------------  --------------

Property and equipment                                                    367,052         475,688
Less accumulated depreciation                                             (73,809)         (7,406)
                                                                    --------------  --------------

           Net property and equipment                                     293,243         468,282

Timberlands, net                                                       58,845,506      60,598,527
                                                                    --------------  --------------

                                                                       59,138,749      61,066,809
                                                                    --------------  --------------

Notes receivable                                                           17,771         113,898
Deferred financing costs, net of accumulated amortization of
     $276,833 and $30,217, respectively
                                                                          567,197         813,813
                                                                   --------------- ---------------

                                                                          584,968         927,711
                                                                    --------------  --------------

                                                                    $  63,361,554   $  67,055,365
                                                                    ==============  ==============

                                   LIABILITIES

Current portion of long-term debt                                          80,601         264,485
Accounts payable and accrued expenses                                     127,707          64,866
Due to affiliate                                                          430,389         298,956
Interest payable                                                          315,813         365,938
                                                                    --------------  --------------

           Total current liabilities                                      954,510         994,245
                                                                    --------------  --------------

Long-term debt                                                         58,428,814      58,009,415
                                                                    --------------  --------------

                                      EQUITY

Member's interest                                                       6,576,302       8,326,302
Accumulated deficit                                                    (2,598,072)       (274,597)
                                                                    --------------  --------------

                                                                        3,978,230       8,051,705
                                                                    --------------  --------------

                                                                    $  63,361,554   $  67,055,365
                                                                    ==============  ==============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

BEAR ISLAND TIMBERLANDS COMPANY, L.L.C.
(A VIRGINIA LIMITED LIABILITY CORPORATION)
STATEMENTS OF OPERATIONS


                                                 COMPANY                      PREDECESSOR
                                       ----------------------------  ------------------------------
                                       FOR THE YEAR    ONE MONTH     ELEVEN MONTHS    FOR THE YEAR
                                           ENDED         ENDED           ENDED            ENDED
                                       DECEMBER 31,   DECEMBER 31,    NOVEMBER 30,    DECEMBER 31,
                                       -------------  -------------  ---------------  -------------
                                           1998           1997            1997            1996

Sales:
    Timber - affiliated                $  2,929,533   $  1,637,035   $   13,280,395   $ 14,744,000
    Timber - unaffiliated                 4,533,959        470,744        4,300,796      2,407,122
    Land                                  1,864,526         19,380          953,295      1,708,144
                                       -------------  -------------  ---------------  -------------

           Total sales                    9,328,018      2,127,159       18,534,486     18,859,266
                                       -------------  -------------  ---------------  -------------

Cost of sales:
    Timber                                5,332,993      1,839,241       10,746,095     10,220,154
    Land                                    276,173          2,362          114,503        308,007
                                       -------------  -------------  ---------------  -------------

           Total cost of sales            5,609,166      1,841,603       10,860,598     10,528,161
                                       -------------  -------------  ---------------  -------------

           Gross profit                   3,718,852        285,556        7,673,888      8,331,105

Fees for recycled fiber                                                   2,028,481      2,070,469
Selling, general and
     administrative expenses             (1,794,196)      (133,977)      (2,556,594)    (2,695,956)
                                      -------------- -------------- ---------------- --------------

           Income from operations         1,924,656        151,579        7,145,775      7,705,618
                                       -------------  -------------  ---------------  -------------

Other income (deductions):
    Interest income                         246,186         22,193          479,266        533,286
    Interest expense                     (4,931,325)      (413,806)      (2,671,766)    (3,356,985)
    Other                                   437,008       (34,563)          137,746        339,160
                                       -------------  -------------  ---------------  -------------

                                         (4,248,131)      (426,176)      (2,054,754)    (2,484,539)
                                       -------------  -------------  ---------------  -------------

           Income (loss) before
                extraordinary
                item
                                         (2,323,475)      (274,597)       5,091,021      5,221,079

Extraordinary item:
    Early extinguishment of debt                                         (2,313,385)
                                       -------------  -------------  ---------------  -------------

             Net income (loss)         $ (2,323,475)  $   (274,597)  $    2,777,636   $  5,221,079
                                       =============  =============  ===============  =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

BEAR ISLAND TIMBERLANDS COMPANY, L.L.C.
(A VIRGINIA LIMITED LIABILITY CORPORATION)
STATEMENTS OF CHANGES IN PARTNERS' EQUITY AND MEMBER'S INTEREST

                                                          DOW JONES
                                           BRANT-ALLEN    VIRGINIA
                                           INDUSTRIES,    COMPANY,     NEWSPRINT,
                                              INC.          INC.          INC.          TOTAL
             PREDECESSOR
Partners' equity:
    Contributed capital:
      Balances, December 31, 1995,
           1996 and November 30, 1997
                                         $  6,332,292   $ 6,264,102    $ 6,264,102   $ 18,860,496
                                         =============  ============   ============  =============

    Retained earnings:

      Balances, December 31, 1995             439,908       513,226        513,226      1,466,360

      Net income - 1996                     1,566,323     1,827,378      1,827,378      5,221,079
                                         -------------  ------------   ------------  -------------

      Balances, December 31, 1996           2,006,231     2,340,604      2,340,604      6,687,439

      Net income - eleven months
           ended November 30, 1997            833,290       972,173        972,173      2,777,636
                                         -------------  ------------   ------------  -------------

      Balances, November 30, 1997        $  2,839,521   $ 3,312,777    $ 3,312,777   $  9,465,075
                                         =============  ============   ============  =============

--------------------------------------------------------------------------------------------------

               COMPANY

Equity:
    Members' interest:
      Conversion of Bear Island
           Timberlands, L.P. from a
           limited partnership to a
           limited liability
           corporation                   $  9,171,813   $ 9,576,879    $ 9,576,879   $ 28,325,571
      Purchase by Brant-Allen of 70%
           selling members' interests                    (9,576,879)    (9,576,879)   (19,153,758)
      Distribution to parent               (2,346,000)                                 (2,346,000)
      Contribution by parent                1,500,489                                   1,500,489
                                         -------------  ------------   ------------  -------------

    Balance, December 31, 1997              8,326,302        -              -           8,326,302

      Distribution to parent - 1998        (1,750,000)                                 (1,750,000)
                                         -------------  ------------   ------------  -------------

    Balance, December 31, 1998           $  6,576,302        -              -        $  6,576,302
                                         =============  ============   ============  =============

    Accumulated deficit:
      Net loss - one month ended
           December 31, 1997                                                             (274,597)
                                                                                     -------------

    Balance, December 31, 1997                                                           (274,597)

      Net loss - year ended December
           31, 1998                                                                    (2,323,475)
                                                                                     -------------

    Balance, December 31, 1998                                                       $ (2,598,072)
                                                                                     =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

BEAR ISLAND TIMBERLANDS COMPANY, L.L.C.
(A VIRGINIA LIMITED LIABILITY CORPORATION)
STATEMENTS OF CASH FLOWS


                                                                  COMPANY                     PREDECESSOR
                                                        ----------------------------  -----------------------------
                                                          FOR THE       ONE MONTH        ELEVEN         FOR THE
                                                         YEAR ENDED       ENDED       MONTHS ENDED     YEAR ENDED
                                                        DECEMBER 31,   DECEMBER 31,   NOVEMBER 30,    DECEMBER 31,
                                                        -------------  -------------  -------------  --------------
                                                            1998           1997           1997            1996
Operating activities:
    Net income (loss)                                   $(2,323,475)     $ (274,597)   $ 2,777,636    $  5,221,079
    Adjustments to reconcile net income (loss) to
         net cash provided by operating activities:

      Depreciation                                           93,283           7,406        110,868          98,587
      Depletion                                           1,849,232         129,686      1,077,290       1,099,762
      Noncash portion of extraordinary item                                                189,295
      Amortization of deferred financing costs              246,616          30,217         31,078          33,904
      Net book value of land sold                           276,173           2,363        184,616         308,007
      (Gain) loss on disposal of machinery and               23,901                        (31,297)        (10,995)
           equipment
    (Increase) decrease in:
      Accounts and notes receivable                          62,509         715,992         19,083         287,209
      Due from affiliate                                     42,029       1,416,656        (70,600)       (229,029)
      Inventory                                             405,561       1,017,215       (131,243)        (35,139)
      Other current assets                                 (147,545)         43,262        (84,136)          2,295
    Increase (decrease) in:
      Accounts payable and accrued expenses                  62,841      (2,132,381)     2,364,575         (72,412)
      Due to affiliate                                      131,433         298,956
      Interest payable                                      (50,125)       (802,358)      (464,064)       (209,013)
      Deferred profit on land sales                                                        (49,960)       (123,315)
                                                        -------------   -------------  -------------  --------------

           Net cash provided by operating activities        672,433         452,417      5,923,141       6,370,940
                                                        -------------   -------------  -------------  --------------

Investing activities:
    Purchases of machinery and equipment                                                  (142,257)       (204,114)
    Purchases of timberlands                               (372,384)        (81,857)      (654,733)     (1,088,640)
    Proceeds from disposal of machinery and equipment        57,855                         45,288          17,402
    Decrease in restricted cash and investments            (268,757)     (2,617,826)     2,884,192       4,204,271
    Payment for purchase of partnership interest
         (net of cash acquired)                                         (25,232,197)
                                                        -------------  -------------  -------------  --------------

           Net cash provided by (used in) investing
                activities                                 (583,286)    (27,931,880)     2,132,490       2,928,919
                                                        -------------   -------------  -------------  --------------

Financing activities:
    Distribution to Brant-Allen                          (1,750,000)     (2,346,000)
    Contribution from Brant-Allen                                         1,500,489
    Proceeds from issuance of long-term debt              2,250,000      38,000,000
    Payment of deferred financing costs                                    (844,030)
    Principal payments on long-term debt                 (2,014,485)     (7,300,000)    (4,844,866)     (4,689,250)
                                                        -------------   -------------  -------------  --------------

           Net cash provided by (used in) financing
                activities                               (1,514,485)     29,010,459     (4,844,866)     (4,689,250)
                                                        -------------   -------------  -------------  --------------

           Net increase (decrease) in cash and
                short-term investments                   (1,425,338)      1,530,996      3,210,765       4,610,609

Cash and short-term investments, beginning of period      1,530,996                      7,535,254       2,924,645
                                                        -------------   -------------  -------------  --------------

             Cash and short-term investments, end of
                  period                                $   105,658     $ 1,530,996    $10,746,019    $  7,535,254
                                                        =============   =============  =============  ==============

Supplemental disclosures of cash flow information:
    Cash paid for interest                              $ 4,734,834     $ 1,216,164    $ 3,135,830    $  3,565,998
                                                        =============   =============  =============  ==============

Noncash investing and financing activity:
    Increase in long-term debt for purchase of
         timberlands                                                                    $  384,650
                                                                                       =============

    Increase in promissory notes for equipment
         acquisition                                                                    $  155,616
                                                                                       =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

NOTES TO FINANCIAL STATEMENTS


 1.   ORGANIZATION AND ACQUISITION:

      Effective December 1, 1997, Brant-Allen Industries, Inc. ("Brant-Allen"), a Delaware corporation, completed the acquisition of the 70% partnership interest (the "Acquisition") in Bear Island Timberlands Company, L.P. (the "Predecessor") previously owned by subsidiaries of Dow Jones & Company, Inc. ("Dow Jones") and The Washington Post Company ("The Washington Post"). Funding for the Acquisition was provided from borrowings by Brant-Allen and Bear Island Timberlands Company, L.L.C. (the "Company") and cash from the Company. Immediately before the Acquisition and certain related financings, the Predecessor was converted into the Company (collectively the "Companies"). On December 1, 1997, the Company became a wholly owned subsidiary of Brant-Allen.

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

        Working capital                                 $  8,079,904
        Timberlands                                       46,803,415
        Other noncurrent assets                              396,025
        Other liabilities                                (19,301,730)
                                                         -----------

                   Total purchase cost                  $ 35,977,614
                                                         ===========

      As a result of the Acquisition and new basis of accounting, the Company's financial statements for the period subsequent to the Acquisition are not comparable to the Predecessor's financial statements for the periods prior to the Acquisition.

      On January 30, 1998, Bear Island Paper Company, L.L.C. ("BIPCO"), also a wholly owned subsidiary of Brant-Allen, completed its initial registration process which became effective pursuant to Section 8(A) of the Securities Act of 1933. Concurrent with becoming effective, BIPCO is subject to the information requirements of the Securities Exchange Act of 1934, as amended, and required to file reports and other information with the United States Securities and Exchange Commission. The financial statements of the Company are included in BIPCO's filings because certain of BIPCO's debt is collateralized by a second and third priority security interest in Brant-Allen's 100% interest in the Company.

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

 2.   LIQUIDITY:

      On November 30, 1998, the Company suspended operations in anticipation of the planned sale of substantially all of the timberlands. It is the intention of the Company and Brant-Allen to monetize the timberlands and utilize the proceeds from the sale to retire the outstanding balances on the senior notes, the term loan and revolver ($58,200,000 in the aggregate at December 31, 1998). As the operations of the Company were suspended, the Company expects to realize the cash flow needed to satisfy obligations, which are budgeted to be approximately $6 million through April 1, 2000, as they come due from the planned sales of the timberlands. To the extent such sales do not occur, or until such date as the sales are consummated, Brant-Allen has the ability and intends to provide funding in the amount of the required cash needs to enable the Company to continue in existence. Brant-Allen has provided the Company with a letter committing to provide the budgeted funding required to continue operations. As discussed in Note 9, the Company and BIPCO have entered into a non-binding sales agreement for approximately 82,485 acres and 949 acres, respectively. The purchase price is currently being negotiated, however, the Company anticipates realizing a gain on the sale. The sale is expected to be settled on or before May 15, 1999.


 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      CASH AND CASH EQUIVALENTS: Cash equivalents including repurchase agreements totaled $1,385,671 at December 31, 1997 and are stated at cost plus accrued interest which approximates market value. There were no cash equivalents at December 31, 1998. For purposes of the statements of cash flows, the Companies consider all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.

      NOTES RECEIVABLE: As certain timberlands are sold, the Companies may accept a note as part of the sales transaction. The current portion of notes receivable approximated $25,537 and $82,421 at December 31, 1998 and 1997, respectively.

      INVENTORY: Inventory for the Company consists primarily of wood stored at wood yards; whereas, inventory for the Predecessor consisted primarily of wood stored at the mill site of Bear Island Paper Company, L.P. ("PaperCo"), the predecessor to BIPCO (collectively the "Paper Companies") which was created in connection with the acquisition by Brant-Allen of the 70% partnership interest in PaperCo previously owned by subsidiaries of Dow Jones and The Washington Post. PaperCo was owned proportionately by the same partners as the Predecessor. Concurrent with the Acquisition, the Company modified certain terms of a wood supply contract with BIPCO to be reflective of market prices. Modified terms included changing the point of purchase for wood from the point of production to delivery on BIPCO's mill site and changing the purchase price from a negotiated price to market price. Inventory is valued at the lower of actual costs or market, with cost determined on the first-in, first-out ("FIFO") basis. Due to the suspension of operations on November 30, 1998, the Company had no inventory at December 31, 1998.

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

      DEFERRED FINANCING COSTS: Costs directly associated with the issuance of long-term debt for the Company have been deferred and are being amortized using the interest method over the life of the related debt, whereas the Predecessor amortized such costs on a straight-line basis over the life of the related debt, which approximated the interest method.

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

      RISK AND UNCERTAINTIES: Financial instruments which potentially subject the Companies to concentrations of credit risk consist principally of cash, short term investments, U.S. Government securities and receivables. The cash and restricted cash balances are maintained at a major financial institution. Cash equivalents at December 31, 1997 consisted of repurchase agreements with a high-credit-quality financial institution. The repurchase agreements were collateralized by United States Government agency obligations. The credit rating of the issuing institution for the repurchase agreements indicates the issuing entity has a strong capacity to repay short-term obligations.

      Receivables consist principally of trade accounts receivable resulting primarily from sales to the Paper Companies and sawmills and trade accounts receivable and notes receivable resulting from land sales. Notes receivable credit is extended after an evaluation of creditworthiness and are collateralized by a first deed of trust on the land sold.

      The Companies' sales of timber are made to the Paper Companies as well as sawmills which process products other than pine pulpwood. Sales to BIPCO represented approximately 32% and 77% of total sales during the year ended December 31, 1998 and the one month ended December 31, 1997, and sales to PaperCo represented 72% and 78% for the eleven months ended November 30, 1997 and for the year ended December 31, 1996, respectively.

      NEW ACCOUNTING STANDARDS: During 1998 the Company implemented Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The implementation of these new standards had no effect on the Company's statements of operations or its financial position as of or for the year ended December 31, 1998 because the Company (i) has no other comprehensive income, and (ii) operates in one segment with all of its long-lived assets in the U.S., the Company's country of domicile.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes standards for accounting and disclosure of derivative instruments. This new standard is effective for fiscal quarters of fiscal years beginning after June 15, 1999. The implementation of this new standard is not expected to have a material effect on our results of operations or financial position.

      RECLASSIFICATIONS: Certain prior period amounts have been reclassified to conform to the current presentation.



 4.   RESTRICTED CASH AND INVESTMENTS:

      Restricted cash and investments consist of U.S. Government securities which are stated at amortized cost which approximates market value. Cash and investments are restricted for the payment of principal under the terms of escrow agreements entered into in connection with the Company's and the Predecessor's long-term debt in addition to certain escrows held for land sales.



 5.   TIMBERLANDS:

      At December 31, 1998 and 1997, the Companies' timberlands consisted of the cost of land and standing timber owned by the Companies ("Fee Lands") and the cost of the right to cut timber from land owned by third parties within a specified period of time ("Timber Deeds").

      Timberlands consisted of:



                                                                             DECEMBER 31,
                                                                      ----------------------------
                                                                          1998           1997
        Fee Lands                                                   $60,770,754    $60,674,543
        Timber Deeds                                                     53,670         53,670
                                                                     ----------     ----------

                                                                     60,824,424     60,728,213
        Less accumulated depletion                                   (1,978,918)      (129,686)
                                                                      ----------    ----------

                   Timberlands, net                                 $58,845,506    $60,598,527
                                                                     ==========     ==========


 6.   PROPERTY, PLANT AND EQUIPMENT:

      Property, plant and equipment is stated at cost and consists of the following:

                                                                             DECEMBER 31,
                                                                     -----------------------------
                                                                         1998            1997
        Land                                                         $   25,421    $   25,421
        Machinery and equipment                                         341,631       450,267
                                                                     ----------    ----------

                                                                        367,052       475,688
        Less accumulated depreciation                                   (73,809)        (7406)
                                                                     ----------    ----------

                   Total                                             $  293,243    $  468,282
                                                                     ==========    ==========


 7.   LONG-TERM DEBT:

      Long-term debt consisted of:

                                                                                               DECEMBER 31,
                                                                                      ----------------------------
                                                                                           1998           1997
        Senior notes bearing annual interest at 8.91% (interest payable quarterly); principal of $30,000,000 due at maturity on April 1,
             2000                                                                      $ 30,000,000 $ 30,000,000

        Term loan and revolving credit facility of Brant-Allen bearing interest on the term loan at 8.91% and prime plus 1.75% on the revolving loan (9.5% at December 31, 1998); outstanding principal due April
             1, 2000                                                                     28,200,000   27,700,000

        Promissory note bearing interest at 6%; principal and interest due in three annual installments of $189,250, which commenced on January
             1, 1996 and continued through January 1, 1998; collateralized by a deed of trust on certain timberland with a book value of
             approximately $259,000                                                                      189,250

        Promissory note bearing interest at 7%; principal and interest due in three annual installments; first installment of $67,980 paid on
             January 31, 1998, second installment of $67,980 due on January 31,
             1999, with the balance due in the third installment on January 31,
             2000; collateralized by a deed of trust on certain timberland with
             a book value of approximately $229,500                                         122,908      178,400

        Promissory note bearing interest at 7.5%; principal and interest due in eight annual installments of $17,994 commenced on November 13,
             1998; collateralized by a deed of trust on certain timberland with
             a book value of approximately $145,500                                          95,305      105,394

        Promissory note bearing interest at 7.5%; principal and interest due in eight annual installments of $17,219 commenced on November 13,
             1998; collateralized by a deed of trust on certain timberland with
             a book value of approximately $139,000                                          91,202      100,856
                                                                                         ----------   ----------
                                                                                         58,509,415   58,273,900
                                                                                             80,601      264,485
        Less current portion                                                             ----------   ----------

                                                                                       $ 58,428,814 $ 58,009,415
                   Total long-term debt                                                  ==========   ==========


      LONG-TERM DEBT DESCRIPTION: On December 1, 1997 and concurrent with the Acquisition described in Note 1, Brant-Allen entered into Indenture Agreements for a $32 million Term Loan Facility ("Timberlands Term Loan") and a $3 million Revolving Credit Facility ("Timberlands Revolving Loans") (collectively the "Timberlands Loans") that have been pushed down in the Company's financial statements since the Timberlands Loans are collateralized by Brant-Allen's 100% membership interest in the Company. Additionally as part of the aforementioned Acquisition, the Company renegotiated certain terms of the Predecessor's senior notes through an amended Timberlands Loan and Maintenance Agreement (the "Amended Agreement") and increased the existing $27 million principal balance to $30 million through an additional $3 million issuance. This renegotiation constituted an extinguishment of debt. The proceeds from the Timberlands Loans and the Amended Agreement were used by Brant-Allen and the Company to purchase the 70% interest of the Predecessor which was previously owned by certain subsidiaries of Dow Jones and The Washington Post. The extraordinary item in the eleven month period ended November 30, 1997 represents the write off of unamortized financing costs and prepayment penalties paid related to the Predecessor's senior notes that were renegotiated at the time of the Acquisition.

      Under the terms of the Timberlands Revolving Loans, until the maturity date, Brant-Allen may elect to convert prime amounts outstanding under the revolving loans from prime plus 1.75% to the monthly LIBOR rate plus 2.75%. The Timberlands Loans are redeemable at the option of the Company, in whole or in part, at any time without premium or penalty upon irrevocable notice delivered to the administrative agent.

      Amounts available under the Timberlands Revolving Loans at December 31, 1998 were $750,000. During 1998, the proceeds from a draw under the Timberlands Revolving Loans in the amount of $1,750,000 were received by Brant-Allen. This draw has been recorded as an increase in the amounts outstanding under the Timberlands Revolving Loans and as a 1998 distribution to Brant-Allen since this debt has been pushed down in the accompanying financial statements.

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

      The Timberlands Loans also require that the Company make certain payments to an escrow account. The balance in the escrow account was approximately $2,815,400 and $2,666,700 at December 31, 1998 and 1997, respectively, and is classified as restricted cash and investments in the accompanying balance sheet.

      Under the more financially significant covenants of the Amended Agreement, the Company agreed to (i) limit distributions, (ii) restrict investments,
      (iii) limit the incurrence of additional indebtedness, (iv) not pay renumeration of any nature to the partners, (v) limit timberland sales,
      (vi) restrict the cutting of timber, and (vii) maintain a ratio of Administrative Value of timberland to Net Principal Balance (as defined in the Agreement) of at least 1.33 to 1. The $30,000,000 senior notes are collateralized by a deed of trust on approximately 130,000 acres of timberland.

      The Amended Agreement also requires that the Company make certain payments to an escrow account (see Note 4) in the event (i) any of the timberland property acquired with the proceeds of the loan is sold or (ii) the volume of timber cut from the timberland property exceeds the volume permitted by the lender. The balance in the escrow account was approximately $95,200 and $11,500 at December 31, 1998 and 1997, respectively, and is classified as restricted cash and investments in the accompanying balance sheet.

      The promissory note bearing interest at 6% was issued in December 1995 in connection with the purchase of timberland at an aggregate price of approximately $757,000. The Company was permitted to prepay outstanding principal and interest balances with lender approval. The promissory note was collateralized by a deed of trust on timberland which was not part of the collateralized assets under the Amended Agreement.

      The Company's long-term debt at December 31, 1998 and 1997 approximated fair value.

      Maturities on long-term debt for the four years after 1999 are approximately as follows: 2000 - $58,286,348; 2001 - $24,527; 2002 -
      $26,368; 2003 - $28,345 and thereafter - $63,226.

      DEBT EXTENSIONS: Effective February 3, 1999 and March 1, 1999, Brant-Allen and the Company amended the Timberlands Loans and Amended Agreement, respectively, to extend the principal maturities to April 1, 2000 from December 31, 1999.

 8.   RELATED-PARTY TRANSACTIONS:

      The Predecessor was a party to a wood supply contract with PaperCo whereby the Predecessor had guaranteed to supply all of PaperCo's log and pulp chip requirements at a price determined annually.

      Wood prices charged by the Predecessor to PaperCo are compared to market services below:


                                    ELEVEN MONTHS
                                        ENDED                    YEAR ENDED
                                     NOVEMBER 30,               DECEMBER 31,
                                    ---------------            ---------------
                                         1997                       1996

         Actual                     $    95.50                 $    95.50

         Market                     $60.00 to  $66.00          $60.00 to $61.00

      At December 31, 1997, BIPCO owed the Company approximately $42,000; whereas at December 31, 1998 the Company owed BIPCO and Brant-Allen approximately $81,000 and $350,000, respectively. All other sales of wood were made to unaffiliated companies primarily located in Virginia.

      The Predecessor had agreed to procure recycled paper for PaperCo on a fee per ton basis. The procurement fee charged on a per ton basis for the eleven months ended November 30, 1997 and the year ended December 31, 1996 were $24.31 and $24.15, respectively.

      The actual costs of procurement services provided to PaperCo by the Predecessor were approximately $213,000 and $238,000 for the eleven months ended November 30, 1997 and year ended December 31, 1996, respectively.

      The Company and Predecessor share employees, facilities and recordkeeping systems with BIPCO and PaperCo, respectively, and reimbursed BIPCO and PaperCo, respectively, monthly for their share of these costs. Accordingly, these shared employees receive benefits under BIPCO's and formerly PaperCo's defined contribution retirement plan and are eligible to participate in BIPCO's thrift plan. Costs associated with these plans are reimbursed monthly by the Company and formerly its Predecessor. Amounts paid to BIPCO and PaperCo for shared costs, which are included in general and administrative expenses, approximated $782,200, $60,000, $1,319,000 and $1,370,000 for the year ended December 31, 1998, the month ended December 31, 1997, the eleven months ended November 30, 1997, and the year ended December 31, 1996, respectively. The Companies received approximately $62,500, $5,300, $55,000 and $57,750 from the Paper
      Companies for the year ended December 31, 1998, the month ended December 31, 1997, the eleven months ended November 30, 1997 and the year ended December 31, 1996, respectively, for managing certain of its timberlands. Such amounts are included in other income in the accompanying statements of operations.

 9.   SUBSEQUENT EVENT:

      On January 28, 1999, the Company and BIPCO entered into a non-binding agreement to sell approximately 82,485 and 949 acres, respectively, to two unrelated parties. The purchase price is currently being negotiated, however, the Company anticipates realizing a gain on the sale. The Company's share of the proceeds from the sale will be used to retire debt. Under the terms of the agreement, the purchase price may be adjusted for certain acreage and timber volume differences and is expected to be settled on or before May 15, 1999.

F. F. Soucy, Inc.


Consolidated Financial Statements
For the three-year period ended December 31, 1998
(expressed in Canadian dollars)

Auditors' Report

To the Shareholder of
F. F. Soucy, Inc.


We have audited the consolidated balance sheets of F. F. Soucy, Inc. as at December 31, 1998 and 1997 and the consolidated statements of earnings, retained earnings and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in accordance with generally accepted accounting principles in Canada.


/s/ PricewaterhouseCoopers LLP

Chartered Accountants

Montreal, Canada
January 15, 1999

F. F. Soucy, Inc.
Consolidated Balance Sheets as at December 31, 1998 and 1997

(expressed in Canadian dollars)


                                                    1998           1997
                                                                 (restated)
                                     Assets

Current assets

Cash and cash equivalents                         $11,989,734       $ 6,494,426
Accounts receivable -
    Parent company                                    103,891           812,579
    Other                                          26,220,223        24,861,178
Inventories                                         9,371,622        12,118,057
Prepaid expenses                                      931,906            53,060
                                                -------------     -------------

                                                   48,617,376        44,824,300

Property, plant and equipment                      99,504,037        93,797,758

Deferred pension costs                              1,020,112         1,139,719

Unamortized foreign exchange loss on
long-term debt                                      2,201,302         1,674,864
                                                -------------     -------------

                                                  151,342,827       141,436,641
                                                -------------     -------------

                                   Liabilities

Current liabilities

Accounts payable and accrued liabilities           17,321,044        13,945,365
Income taxes                                        7,621,794         4,190,606
Current portion of long-term debt                   7,073,320         4,957,173
                                                -------------     -------------

                                                   32,020,158        23,093,144

Long-term debt                                     17,904,972        21,426,483

Future income taxes                                12,59,826         11,931,826

Non-controlling interest in F. F. Soucy, Inc.
& Partners, Limited Partnership                    48,300,820        47,008,132
                                                -------------     -------------

                                                  110,822,776       103,459,585
                                                -------------     -------------

                              Shareholder's Equity

Capital stock                                       1,621,851         1,621,851

Contributed surplus                                 1,133,850         1,133,850

Retained earnings                                  37,764,350        35,221,355
                                                -------------     -------------

                                                   40,520,051        37,977,056
                                                -------------     -------------

                                                  151,342,827       141,436,641
                                                -------------     -------------

               The accompanying notes are an integral part of the
                       consolidated financial statements.

F. F. Soucy, Inc.
Consolidated Statements of Retained Earnings as at December 31, 1998 and 1997

(expressed in Canadian dollars)


                                              1998         1997          1996


                                                        (restated)    (restated)

Balance - Beginning of year

As previously stated                  34,487,355      43,138,862      30,699,557
Change in accounting policy (note 2)     734,000       1,021,000       1,013,000
                                     ------------- -------------    ------------

As restated                           35,221,355      44,159,862      31,712,557
Net earnings for the year             20,673,941       6,141,752      12,447,305
                                     ------------- -------------    ------------
                                      55,895,296      50,301,614      44,159,862
Dividends                             18,130,946       6,000,000             -
Premium on redemption of
 common shares                             -           9,080,259             -
                                   -------------   -------------    ------------

Balance - End of year                 37,764,350      35,221,355      44,159,862
                                   -------------   -------------    ------------

Dividends per share                        43.41         14.37             -
                                   -------------   -------------    ------------

               The accompanying notes are an integral part of the
                       consolidated financial statements.

F. F. Soucy, Inc.
Consolidated Statements of Earnings
For the  three-year  period  ended  December 31,
1998


(expressed in Canadian dollars)

                                             1998          1997          1996


                                                       (restated)    (restated)

Sales                                     192,241,719   151,250,406   168,676,664

Freight                                    16,683,303    15,670,318    15,017,213
                                        -------------  ------------- -------------

Net sales                                 175,558,416   135,580,088   153,659,451

Cost of sales                             106,148,775   104,480,103   102,188,319
                                        -------------  ------------- -------------

                                           69,409,641    31,099,985    51,471,132
                                        -------------  ------------- -------------

Expenses

Selling, general and administrative -
    To parent company                      17,081,834    13,191,943    14,951,065
    To other                                  833,190       389,722       905,185
Interest on long-term debt                  2,380,594     2,717,758     3,214,000
Other interest                                 23,144        66,694       158,719
                                        -------------  ------------- -------------

                                           20,318,762    16,366,117    19,228,969
                                        -------------  ------------- -------------

                                           49,090,879    14,733,868    32,242,163
                                        -------------  ------------- -------------

Other income

Compensation for power interruption         2,436,038     2,436,040     2,420,875
Interest income                               495,007       224,135       609,272
Loss on foreign exchange and
translation -  net                           (295,380)     (490,666)     (348,534)
                                        ------------- ------------- -------------

                                             2,635,665    2,169,509     2,681,613
                                        ------------- ------------- -------------

Non-controlling interest in earnings of
F. F. Soucy, Inc. & Partners, Limited
Partnership                               (20,887,603)   (7,454,625)  (14,784,471)
                                       -------------  ------------- -------------

Earnings before income taxes               30,838,941     9,448,752    20,139,305

Provision for income taxes                 10,165,000     3,307,000     7,692,000
                                       -------------  ------------- -------------

Net earnings for the year                  20,673,941     6,141,752    12,447,305
                                       -------------  ------------- -------------

Basic net earnings per share                  49.50           14.63         24.89
                                       -------------  ------------- -------------

               The accompanying notes are an integral part of the
                       consolidated financial statements.

F. F. Soucy, Inc.
Consolidated Statements of Cash Flows
For the  three-year  period  ended  December 31, 1998


(expressed in Canadian dollars)



                                                    1998           1997         1996
                                                                (restated)   (restated)

Operating activities
Net earnings for the year                         20,673,941      6,141,752     12,447,305
Adjustments for -
    Depreciation of property, plant and
      equipment                                    9,632,259      8,974,173      9,301,317
    Non-controlling interest of a limited
      partnership                                 20,887,603      7,454,625     14,784,471
    Future income taxes                              665,000      1,987,000      1,292,000
    Foreign exchange loss on long-term debt        1,060,935        648,153        497,374
    Deferred pension costs                           119,607        105,732         99,163
    Loss on disposal of properties, plant
  and equipment                                      352,723         71,254             --
Decrease (increase) in -
      Accounts receivable                           (650,357)    (9,055,072)    10,192,951
      Inventories                                  2,746,435      5,185,054     (3,837,327)
      Prepaid expenses                              (393,846)        14,216         10,498
Increase (decrease) in -
      Accounts payable and accrued liabilities     3,379,679     (1,647,325)       988,804
      Income taxes                                 3,441,754      2,061,534    (13,365,041)
                                                 -----------    -----------    -----------

Net cash provided by operating activities         61,915,733     21,941,096     32,411,515
                                                 -----------    -----------    -----------

Financing activities
Increase (decrease) of bank indebtedness                  --     (2,200,000)     2,200,000
Repayment of long-term debt                       (5,077,053)    (4,743,495)    (4,728,160)
Repayment of obligation under capital leases              --       (260,339)      (689,000)
Redemption of common shares                               --     (9,400,000)            --
Dividends paid                                   (18,130,946)    (6,000,000)            --
Distribution to minority interest in
   F. F. Soucy, Inc. & Partners, Limited
   Partnership                                   (19,594,915)    (4,224,301)   (15,011,651)
                                                 -----------    -----------    -----------

Net cash used in financing activities            (42,802,914)   (26,828,135)   (18,228,811)
                                                 -----------    -----------    -----------

Investing activities
Additions to property, plant and equipment       (14,179,582)    (9,571,202)   (18,690,559)
Investment tax credits resulting from the
  purchase of property, plant and equipment          547,071        593,327      1,353,287
Proceeds from disposal of property, plant
  and equipment                                       15,000             --             --
Advances to parent company                                --      2,041,272        (87,681)
                                                 -----------    -----------    -----------

Net cash used in investing activities            (13,617,511)    (6,936,603)   (17,424,953)
                                                 -----------    -----------    -----------

Increase (decrease) in cash and cash
  equivalents during the year                      5,495,308    (11,823,642)    (3,242,249)

Cash and cash equivalents - Beginning of year      6,494,426     18,318,068     21,560,317
                                                 -----------    -----------    -----------

Cash and cash equivalents - End of year           11,989,734      6,494,426     18,318,068
                                                 -----------    -----------    -----------

Supplemental disclosure of cash flow
  information -

      Interest paid                                2,544,143      2,907,000      3,509,000
                                                 -----------    -----------    -----------

      Income taxes paid                            5,649,000        645,000     19,203,000
                                                 -----------    -----------    -----------

Non-cash investing and financing activity -

      Increase in obligation under capital
leases for purchase of properties, plant and
equipment                                          2,084,316             --             --
                                                 -----------    -----------    -----------

               The accompanying notes are an integral part of the
                       consolidated financial statements.

F. F. Soucy, Inc.
Notes to Consolidated Financial Statements
For the three-year period ended December 31, 1998


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

Fair value of financial instruments

The fair market values of the financial instruments included in the consolidated financial statements approximate the carrying values of those instruments except for long-term debt as disclosed in note 8.

Cash and cash equivalents

Cash and cash equivalents include all cash on hand and balances with banks as well as all highly liquid short-term investments, exclusive of bank indebtedness, where applicable. As at December 31, 1998 and 1997, the Company held no short-term investments. The Company considers all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents.

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


The Company and the Partnership commence depreciating property, plant and equipment at the time the assets are put into use. As at December 31, 1998, the Company had capitalized costs of $4,518,695 (1997 - $2,718,903) with respect to property, plant and equipment not yet ready for use.

For income tax purposes, depreciation is computed principally on an accelerated basis.

The Company and Partnership capitalize interest costs, where material, as part of the cost of constructing major facilities and equipment. No such interest costs have been capitalized in years 1998, 1997 and 1996.

Expenditures incurred to render essential accounting, production and other computer systems Year 2000 functional are expensed as incurred.

The carrying value of property, plant and equipment is evaluated whenever significant events or changes occur that might indicate an impairment through comparison of the carrying value to total undiscounted cash flows.

Revenue recognition

Sales and related costs of goods sold are included in earnings when goods are delivered to the customer in accordance with the delivery terms.

Pension costs

The pension costs include the cost of pension benefits related to employees' services in the current year and the amortization of the difference between pension fund assets and the actuarial present value of accrued pension benefits for services rendered to date. This difference is being amortized over the expected average remaining service life of the employee groups which extends for periods of up to 15 years. The Company makes appropriate provision against deferred pension costs where there is uncertainty regarding its ability to realize the underlying benefit.

Compensation for power interruption

The compensation for power interruption (note 12) is comprised of a fixed portion, which is recognized as earned by the Company in equal amounts over a period of four months from December to March, and a variable portion which is recognized as earned when the power interruptions occur. At such time as the maximum amount of power consumption has been interrupted, any remaining balance of the fixed portion is recognized as income.

Income taxes

The Company provides for income taxes using the liability method of tax allocation. Under this method, future income tax assets and liabilities are determined based on deductible or taxable temporary differences between the financial statement values and tax values of assets and liabilities, using enacted income tax rates expected to be in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance against future income tax assets if, based upon available information, it is not more likely than not that the future income tax assets will be realized.

For income tax reporting purposes, the Company includes its proportionate share of earnings and losses of the Partnership. In accordance with the Partnership Agreement, maximum capital cost allowances are being claimed by the Partnership including accelerated depreciation of production machinery and equipment.

Foreign currency translation

Transactions denominated in foreign currencies are recorded at the rate of exchange prevailing at the transaction date. Monetary assets and liabilities in foreign currencies are translated at year-end rates, and non-monetary assets and liabilities at rates prevailing at the transaction dates. Gains or losses arising on translation are included in earnings for the current year except those relating to long-term debt (note 8) which are deferred and amortized over the remaining life of the debt.

Forward exchange contracts

Forward exchange contracts are entered into to hedge contracted revenue streams from foreign currency exchange rate fluctuations. As such, these non-speculative forward exchange contracts are not recorded on the Company's balance sheets. Also, unrealized gains and losses on these forward exchange contracts are deferred and recognized upon settlement of the related transactions. Accordingly, cash flows resulting from forward exchange contract settlements are classified as cash provided by operations as are the corresponding cash flows from the revenue streams being hedged (note 15).

Basic net earnings per share

Basic net earnings per share is determined using the weighted average number of common shares outstanding during the period.

Dividends

Dividends on common shares, when declared, are paid to shareholders in United States dollars.


2.  Change in accounting policy and basis of presentation

The Company adopted the recently revised recommendations of the Canadian Institute of Chartered Accountants regarding accounting for income taxes. Under these revised recommendations, income taxes are now accounted for using the liability method. These new recommendations are consistent with those of SFAS 109 in the United States.

This change, which has been applied retroactively with restatement of comparative figures, resulted in a decrease in the future income taxes as at December 31, 1998 and 1997 of $494,000 and $734,000, respectively. In addition, this change resulted in an increase in the opening balance of retained earnings of $734,000 and $1,021,000 and $1,013,000 for the years ended December 31, 1998,
1997 and 1996, respectively. This change also resulted in a decrease in net earnings for the years ended December 31, 1998 and 1997 of $240,000 and $287,000, respectively, and an increase in net earnings for the year ended December 31, 1996 of $8,000.

The Company has also retroactively applied the new recommendations of the Canadian Institute of Chartered Accountants regarding statements of cash flows. This new basis of presentation did not have any effect on prior years results or shareholders' equity. However certain comparative figures have been restated in order to comply with the new basis of presentation.

3.  F. F. Soucy, Inc. & Partners, Limited Partnership

F. F. Soucy, Inc. & Partners, Limited Partnership (the "Partnership") was constituted as a limited partnership on May 31, 1974 under the Civil Code of the Province of Quebec, Canada, pursuant to a limited partnership agreement (the "Partnership Agreement") between the Company, Dow Jones Newsprint Company, Inc. ("DJ Newsprint"), a Delaware corporation and a wholly-owned subsidiary of Dow Jones and Company, Inc. ("Dow Jones"), and Rexfor, a Crown corporation of the Quebec Provincial Government. The Partnership Agreement, as amended, includes the following provisions:

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

o Subject to the above, the partners shall share the net profits or losses of the Partnership in the following proportions:

    F.F. Soucy, Inc.                                                      50.1%
    DJ Newsprint                                                          39.9%
    Rexfor                                                                10.0%
                                                                   -------------
                                                                         100.0%
                                                                   -------------


o No partner may sell, assign or otherwise dispose of its interest, or any part thereof, in the Partnership, unless it first offers such interest to the other partners as prescribed in the Partnership Agreement.

Brant-Allen Industries, Inc. ("Brant-Allen"), the parent of the Company, along with one of its subsidiaries, is party to a long-term financing agreement whereby 65% of the common shares of the Company have been pledged as security. The Company, Brant-Allen and the subsidiary are all subject to certain financial and non-financial covenants. Should any of these parties not comply with their respective covenants, a change in control of the Company may result, under certain circumstances, which could trigger a dissolution of the Partnership. It is not currently possible to determine if any of these events will occur in the future, nor is it possible to determine the ultimate impact of these events on the Company and the Partnership.

4.    Accounts receivable and related party transactions

 (a) All sales are made through Newsprint Sales, a division of Brant-Allen.
     At December 31, 1998, accounts receivable include an amount of $103,891 (December 31, 1997 - $812,579) receivable from Newsprint Sales representing amounts received by Newsprint Sales on collection of receivable balances yet to be transferred to the Company.

  (b) During the years ended December 31, 1998, 1997 and 1996, Brant-Allen charged the Company approximately $17,082,000, $13,192,000 and $14,951,000, respectively for management and selling services. At December 31, 1998, the balance owing to the Company by Brant-Allen amounted to $161,649 (1997 - $120,323).


5.    Inventories

Inventories comprise:

                                                      1998            1997

      Raw materials                           $  3,417,433      $  607,243
            Finished goods                       1,598,663       1,575,121
            Stores                               4,355,526       4,470,693
                                             -------------   -------------

                                                 9,371,622      12,118,057
                                             -------------   -------------



6.    Property, plant and equipment

                                               1998            1997

     Land and buildings                     $ 31,835,732   $ 30,954,331
     Machinery and equipment                 196,431,771    183,185,005
     Furniture and fixtures                      343,351        343,351
                                            ------------   ------------

                                             228,610,854    214,482,687
           Less: Accumulated depreciation    129,106,817    120,684,929
                                            ------------   ------------

                                              99,504,037     93,797,758
                                            ------------   ------------


Machinery and equipment include assets under capital leases with a cost of $6,383,000 and accumulated depreciation of $2,426,000 as at December 31, 1998 (1997 - $4,299,000 and $2,198,000, respectively).

7.    Bank indebtedness

The Company and the Partnership have available lines of credit from a bank amounting to Cdn. $3,000,000 and Cdn. $5,000,000, respectively. As at December 31, 1998 and 1997, there were no advances drawn down under the lines of credit. Outstanding balances under the lines of credit are payable on demand and interest is payable at 1/4% and 1/2% above the bank's prime rate respectively which was at 6.75% as at December 31, 1998. The Company and the Partnership have assigned their accounts receivable and pledged their inventories to the bank as security for any advances under the lines of credit. Also, Newsprint Sales has assigned its accounts receivable and provided an unlimited guarantee and postponement of claim against the Company and the Partnership.


8. Long-term debt

Long-term debt comprises:

                                                       1998           1997

    Sinking fund bonds maturing 2004 (note 8(a))     $19,422,043     $21,175,018
    Sinking fund bonds maturing 1999 (note 8(a))       3,471,933       5,208,638
    Obligation under capital leases (note 8(d))        2,084,316             -
                                                   -------------    ------------

                                                      24,978,292      26,383,656
       Less: Current portion                           7,073,320       4,957,173
                                                   -------------    ------------

                                                      17,904,972      21,426,483
                                                   -------------    ------------

(a) In 1979, the Partnership, through Riviere du Loup Finance Ltd., its wholly-owned subsidiary, issued U.S. $20,000,000, 10 3/4% and Cdn. $5,000,000, 10 7/8% bonds to several insurance companies maturing on April 1, 1999. In 1987, the Partnership, through Riviere du Loup Finance Ltd., issued U.S. $27,500,000, 9.65% bonds to an insurance company maturing on July 1, 2004.

   The trust indenture contains certain restrictive covenants including equity and working capital requirements. The Partnership has assigned the sale agreement (note 13(a)) and collateralized substantially all of its property, plant and equipment having a net book value of $79,105,000 as at December 31, 1998 for the bonds.

 (b) The aggregate fair market value of the Company's long-term debt was $26,894,000 as at December 31, 1998 (1997 - $29,037,000) based on discounted future cash flows using interest rates available to the Company for issues with similar terms and average conditions.

 (c) Maturities of the bonds during the next five years are as follows:

                                                         U.S. $          Cdn. $

   Year ending December 31, 1999                        4,065,385        488,000
   2000                                                 2,115,385             -
   2001                                                 2,115,385             -
   2002                                                 2,115,385             -
   2003                                                 2,115,385             -



 (d) During 1998, the Company entered into a number of credit facilities with a major Canadian bank providing for leasing contracts up to a maximum amount of $9,229,432. As at December 31, 1998, an amount of $2,084,316 had been utilized under these facilities. Estimated future minimum payments related to the amounts utilized under these facilities are as follows:

   Year ending December 31, 1999                                         433,416
   2000                                                                  687,544
   2001                                                                  724,964
   2002                                                                  291,548
   2003                                                                   74,840
   Thereafter                                                            112,260
                                                                  -------------

                                                                        2324,572
                           Less: Amounts representing interest
                                (weighted average rate of 6.55%)         240,256
                                                                  -------------

                                                                       2,084,316
                           Less: Current portion                         363,248
                                                                  -------------

                                                                 $     1,721,068
                                                                  -------------



9. Capital stock

The authorized capital stock of the Company is comprised of 500,000 common shares without par value. As at December 31, 1998 and 1997, the number of issued and paid shares was 417,660. On January 10, 1997, the Company redeemed 82,340 of its common shares, with a book value of $319,741, for a cash consideration of $9,400,000. The excess of $9,080,259 of the redemption price over book value has been charged to retained earnings.

10. Income taxes

(a) The provision for income taxes is composed of the following:

                                             1998          1997          1996
                                                     (restated)    (restated)

                  Current               $9,500,000   $1,320,000      $6,400,000
                  Future                   665,000    1,987,000       1,292,000
                                     ------------- ------------ ---------------

                                        10,165,000    3,307,000       7692,000
                                     ------------- ------------ ---------------


(b) The provision for income taxes and effective tax rates are detailed as follows:

                                                1998               1997           1996
                                                               (restated)     (restated)
    Provision for income taxes based on
combined basic Canadian and Quebec income
tax rate of 44.71% (1997 and 1996 - 44.25%)
                                               13,788,000      4,181,000      8,912,000
    Increase (decrease) in income taxes
arising from the following:

    Active business income deduction           (2,331,000)      (694,000)    (1,480,000)

    Deduction for manufacturing and
      processing                               (2,041,000)      (556,000)      (137,000)
    Surtax                                        259,000         73,000        169,000
    Unrecognized tax benefits on
      capital losses                              148,000        103,000        135,000
    Other                                         342,000        200,000      1,331,000
                                              -----------    -----------    -----------

                                               10,165,000      3,307,000      7,692,000
                                              -----------    -----------    -----------

(c). Future tax assets and liabilities of the Company were as follows:

                                                            1998            1997
                  Future income tax assets:
                        Net capital loss carryforwards $ 363,000         131,000
                        Valuation allowance             (363,000)       (131,000)
                                                   -------------   -------------

                                                              -               -
                                                   -------------   -------------

                  Future income tax liabilities:
                        Depreciation                 (12,588,853)     (1,151,611)
                        Pension costs                   (108,010)       (229,029)
                        Other                            100,037        (186,186)
                                                   -------------   -------------

                                                     (12,596,826)    (11,931,826)
                                                   -------------   -------------


11.    Wood chips and round wood supply agreements

The Company has entered into a number of agreements for the supply of its wood chips and round wood requirements. The duration of these agreements varies between one and five years. The estimated future purchase commitments, based on current prices which are renewable annually, for the next five years are as follows:

1999                                    $    13,002,000
2000                                         10,090,000
2001                                         10,090,000
2002                                          6,646,000
2003                                          3,554,000



12. Power interruption agreement

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


13. Sales

 (a) The Partnership has contracted to sell Dow Jones the basis weight equivalent of a minimum of 45,000 short tons of 32 lb. basis weight newsprint per annum, through December 31, 2004. Dow Jones has the option to purchase additional quantities of newsprint, as available. The price payable is agreed to quarterly based upon market conditions. This sale agreement has been assigned as partial collateral for the sinking fund bonds (note 8(a)).

 (b) The Company and the Partnership sold newsprint to Dow Jones and its subsidiaries during the years ended December 31, 1998, 1997 and 1996 amounting to $33,793,000, $29,580,000 and $35,004,000, respectively. At
     December 31, 1998, the balance owing to the Company and the Partnership by Dow Jones and its subsidiaries amounted to $2,252,192 (December 31, 1997 - $2,895,947).

 (c) With the exclusion of Dow Jones and its subsidiaries, which is disclosed above, two unrelated corporations represented approximately 16% and 13%, respectively, of the Company's sales in 1998 (less than 10% in 1997 and 1996). In 1997, no corporations, other than Dow Jones and its subsidiaries, represented 10% or more of the Company's sales. In 1996, one other unrelated corporation, other than Dow Jones and its subsidiaries, represented approximately 12% of the Company's sales.

 (d) The Company operates two newsprint paper mills in Quebec, Canada, and sells most of its production to the following regions as a percentage of sales:

                                        1998            1997            1996

            United States                 93%             68%             49%
                  South America            6              12               4
                  Europe                   1              18              13
                  Asia                     -               2              26



14.    Pension plans

The Company maintains separate defined benefit plans for its unionized plant employees, its unionized office employees and its non-unionized employees and charges the Partnership its share of the related pension costs (73% in 1998 and 72% in 1997). The status of the Company's plans as at December 31, 1998, based on an actuarial report as at January 1, 1998, updated to give effect to events since that date, is as follows:

    Pension fund assets                                               38,393,823
            Actuarial present value of accrued
pension benefits for services rendered to date                        39,408,858
                                                                   -------------

            Excess of accrued pension benefit
obligations over plan assets                                      $    1,015,035
                                                                   -------------



15. Forward exchange contracts

The Partnership entered into contracts which mature in less than twelve months to sell forward U.S. dollars in exchange for Canadian dollars. As at December 31, 1998, the Partnership held forward exchange contracts of U.S. $8,000,000 (1997 - U.S. $10,000,000) with a contracted value of $11,712,400 (1997 -
$14,188,800)   against  a  fair  value  of  $12,241,600  (1997  -  $14,291,000), representing a deferred loss of $529,200 (1997 - $102,200).

16. Uncertainty due to the Year 2000 Issue

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect the Company's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the Company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.


17. United States accounting principles

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"). In certain respects, Canadian GAAP differs from accounting principles generally accepted in the United States ("U.S. GAAP").

Net earnings and shareholder's equity

 (a) The following summary sets out the material adjustments to the Company's reported net earnings and shareholder's equity which would be made in order to conform to U.S. GAAP:

                                               1998          1997           1996
                                                       (restated)     (restated)

Net earnings for the
  year under Canadian GAAP          $ 20,673,941    $  6,141,752    $ 12,447,305
U.S. GAAP adjustment -
  Translation gains and losses
  (note 17(b))                          (526,438)       (399,861)        353,133
                                    ------------    ------------    ------------

Net earnings for the year under
  U.S. GAAP                         $ 20,147,503       5,741,891      12,800,438
                                    ============    ============    ============


                                               1998          1997           1996
                                                       (restated)     (restated)

Shareholder's equity under
  Canadian GAAP                      $ 40,520,051     37,977,056     47,235,304
U.S. GAAP adjustment -
  Translation gains and losses
  (note 17(b))                         (2,201,302)    (1,674,864)    (1,275,003)
                                      -----------    -----------    -----------

Shareholder's equity under
  U.S. GAAP                          $ 38,318,749     36,302,192     45,960,301
                                      ===========     ==========     ==========

 (b) Under Canadian GAAP, translation gains and losses arising on the translation, at exchange rates prevailing at the balance sheet date, of long-term debt denominated in foreign currency are deferred and amortized over the remaining life of the related debt. Under U.S. GAAP, such gains and losses are included in the statement of earnings in the period in which the exchange rate changes. No income taxes effect is considered since a valuation allowance is recognized on the future income tax asset resulting from the net loss position of these translation gains and losses.

 (c) Under Canadian GAAP, costs of providing life insurance and health care benefits to employees after retirement are recognized as incurred while under U.S. GAAP, these costs are accrued during the employees' years of active service. This difference in GAAP would not result in a material change to the Company's consolidated financial statements because the Company does not provide such benefits.

Other disclosures

(d) Comprehensive income

   No statements of comprehensive income have been presented for the years ended December 31, 1998, 1997 and 1996 since the net earnings equal comprehensive income.

(e). Pension costs and obligations

   The Company's net pension cost comprises:

                                       1998            1997            1996

Current service costs               $ 1,328,000     $   666,000     $   461,000
Interest cost on projected
  benefit obligation                  2,742,000       2,087,000       1,922,000
Return on plan assets                (2,647,000)     (2,314,000)     (2,171,000)
Amortization of
  unrecorded pension asset              (80,000)        (80,000)        (80,000)
Amortization of
  experience gains                     (459,000)       (274,000)       (171,000)
Amortization of cost
  of amendments                         743,000         185,000         169,000
Amortization of
  change in assumptions                 393,000          81,000         (33,000)
Provision against
  deferred pension costs             (1,122,000)        468,000         812,000
                                    -----------     -----------     -----------

      Net pension cost              $   898,000     $   819,000     $   909,000
                                    -----------     -----------     -----------


In order to measure the projected benefit obligation, the weighted-average discount rate used was 6.5% (1997 and 1996 - 7.5%); the weighted-average rate of increase in future compensation levels used was 3.2% (1997 and 1996 - 5.5%); and the expected long-term rate of return on assets of the plans was 7.5% (1997 and 1996 - 8%).

The funded status of the plans as at December 31 was:


                                                                 1998            1997

      Projected benefit obligation at beginning of year   $ 29,722,000    $ 27,735,000
            Service cost                                     2,007,000       1,351,000
            Interest cost                                    2,742,000       2,088,000
            Change in assumptions                            4,283,000       1,598,000
            Amendments                                       9,188,000              --
            Experience gains                                (1,404,000)     (2,641,000)
            Benefits paid                                     (538,000)       (409,000)
                                                          ------------    ------------

            Projected benefit obligation at end of year     46,000,000      29,722,000
                                                          ============    ============

            Fair value of plan assets at                    39,722,000      34,817,000
              beginning of year
            Actual return on plan assets                     2,840,000       3,912,000
            Employer contribution                              778,000         717,000
            Plan participants' contributions                   680,000         685,000
            Benefits paid                                     (538,000)       (409,000)
                                                          ------------    ------------

            Fair value of plan assets at end of year        43,482,000      39,722,000
                                                          ============    ============

            Funded status at end of year                    (2,518,000)     10,000,000
            Unrecognized net actuarial gain                 (4,011,000)     (8,817,000)
            Unamortized prior service cost                  10,347,000       3,951,000
            Unrecognized net asset                            (875,000)       (955,000)
            Provision against pension assets                (1,923,000)     (3,039,000)
                                                          ------------    ------------

            Pension asset recognized as deferred
              pension costs                               $  1,020,000    $  1,140,000
                                                          ============    ============


The Company makes appropriate provision against deferred pension costs where there is uncertainty regarding its ability to benefit from the underlying pension surplus. The Company's contributions for the year ended December 31, 1998 were $778,000 (1997 - $717,000; 1996 - $807,000).

(f) The disclosure of the following amounts is required under U.S. GAAP:


                                                               Year ended December 31,
                                             ------------------------------------------

                                                     1998          1997           1996

                  Foreign exchange loss (gain):
                        Realized                $ (766,000)   $ (136,000)     $ (149,000)
                        Unrealized                1,061,000      627,000         497,000


                                                                    December 31,
                                                          -----------------------------

                                                                  1998            1997

                  Trade accounts receivable                 $ 25,046,000     $  23,395,000
                  Other accounts receivable                    1,390,000         1,682,000
                  Allowance for doubtful accounts                216,000           216,000
                  Trade accounts payable                      1,1922,000         9,635,000
                  Accrued employees costs                      4,139,000         2,939,000
                  Interest payable                             1,037,000         1,169,000


(g) Impact of accounting pronouncements not yet implemented

   In 1998, new accounting standards concerning accounting for derivative instruments and hedging activities were issued in the United States. These new standards will be effective beginning with the year 2000. The Company has not yet determined the impact of the applications of these standards.