Form 10-Q
period 1999-03-31
BEAR ISLAND PAPER CO LLC
filed 1999-05-10
CIK 1051249

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

         (Mark One)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

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

                        BEAR ISLAND PAPER COMPANY, L.L.C.
                                      INDEX



                                                                         Page(s)
 Part I.  Financial Information

     Item 1

          Condensed Balance Sheets                                         1

          Condensed Statements of Operations                               2

          Condensed Statements of Cash Flows                               3

          Notes to Condensed Financial Statements                          4


     Item 2

          Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           8


 Part II.  Other Information

          Item 6. Exhibits and Reports on Form 8-K                        10



Signatures                                                                11

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS
                                             BEAR ISLAND PAPER COMPANY, L.L.C.
                                                 CONDENSED BALANCE SHEETS


                                                                                       March 31,          December 31,
                                               ASSETS                                    1999                1998
                                                                                    ----------------   -----------------
                                                                                      (Unaudited)
 Current assets:
     Cash and short-term investments                                                $     2,417,918    $      2,130,787
     Accounts receivable                                                                 12,269,098          13,669,351
     Inventories                                                                         14,822,057          13,827,824
     Other current assets                                                                   102,914             570,234
                                                                                    ----------------   -----------------

             Total current assets                                                        29,611,987          30,198,196

 Property, plant and equipment                                                          202,432,929         201,618,960
 Less accumulated depreciation                                                           13,386,159          10,841,783
                                                                                    ----------------   -----------------

             Net property, plant and equipment                                          189,046,770         190,777,177
                                                                                    ----------------   -----------------

 Deferred financing costs                                                                 8,016,420           8,275,781
                                                                                    ----------------   -----------------

               Total assets                                                         $   226,675,177    $    229,251,154
                                                                                    ================   =================


                                  LIABILITIES AND MEMBER'S EQUITY

 Current liabilities:
     Current portion of long-term debt                                                      793,863           1,084,693
     Accounts payable and accrued liabilities                                             8,806,598          10,431,232
     Accrued interest payable                                                             3,830,195           1,307,030
                                                                                    ----------------   -----------------

               Total current liabilities                                                 13,430,656          12,822,955

 Long-term debt                                                                         181,656,213         183,861,470
                                                                                    ----------------   -----------------

               Total liabilities                                                        195,086,869         207,115,657
                                                                                    ----------------   -----------------

 Member's equity:
     Contributed capital                                                                 28,649,807          28,130,250
     Retained earnings                                                                    2,938,501           4,436,479
                                                                                    ----------------   -----------------

             Total member's equity                                                       31,588,308          32,566,729
                                                                                    ----------------   -----------------

               Total liabilities and member's equity                                $   226,675,177    $    229,251,154
                                                                                    ================   =================
 See accompanying notes to the condensed financial statements.

                                             BEAR ISLAND PAPER COMPANY, L.L.C.
                                            CONDENSED STATEMENTS OF OPERATIONS
                                                        (UNAUDITED)


                                                                                       Three months ended March 31,
                                                                                    -----------------------------------
                                                                                          1999               1998
 Net sales                                                                          $   25,977,791     $    30,380,468
 Cost of sales                                                                         (22,024,366)        (22,675,137)
                                                                                    ---------------    ----------------

             Gross profit                                                                3,953,425           7,705,331

 Selling, general and administrative expenses:

     Management fees to Brant-Allen                                                       (779,334)           (911,414)
     Other                                                                                 (79,469)           (276,067)
                                                                                    ---------------    ----------------

             Income from operations                                                      3,094,622           6,517,850

 Other income (deductions):
     Interest expense                                                                   (4,637,322)         (4,881,360)
     Other income                                                                           44,722              35,423
                                                                                    ---------------    ----------------

               Net income (loss)                                                    $   (1,497,978)    $     1,671,913
                                                                                    ===============    ================
 See accompanying notes to the condensed financial statements.


                          BEAR ISLAND PAPER COMPANY, L.L.C.
                         CONDENSED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)



                                                    Three months ended March 31,
                                                -----------------------------------
                                                        1999               1998
 Operating activities:
     Net income (loss)                          $    (1,497,978)    $    1,671,913
     Adjustments to reconcile net income(loss)
           to net cash provided by
           operating activities:
       Depreciation and depletion                     2,570,311          2,498,754
       Amortization of deferred financing
         costs                                          259,361            238,158
       Loss on disposal of property, plant
         and equipment                                   52,103
     Changes in current assets and liabilities:
       Accounts receivable                            1,400,253            171,919
       Inventory                                       (994,233)           983,207
       Other current assets                             467,320             (1,696)
       Accounts payable and accrued
         liabilities                                 (1,105,077)          (854,586)
       Accrued interest payable                       2,523,165          2,543,733
                                                ----------------   ----------------

             Cash provided by operating
                   activities                         3,675,225          7,251,402
                                                ----------------   ----------------

 Investment activities:
     Purchases of property, plant and
           equipment                                   (898,911)        (1,011,877)
     Proceeds from disposal of property, plant
           and equipment                                  6,904
                                                ----------------   ----------------

             Net cash used in investing
                   activities                          (892,007)        (1,011,877)
                                                ----------------   ----------------

 Financing activities:
     Principal payments on long-term debt            (2,496,087)        (3,725,000)
     Payment of deferred financing costs                                  (140,471)
                                                ----------------   ----------------

             Net cash used in financing
                   activities                        (2,496,087)        (3,865,471)
                                                ----------------   ----------------

             Net increase in cash                       287,131          2,374,054

 Cash and short-term investments, beginning
       of period                                      2,130,787          1,353,049
                                               -----------------  -----------------

               Cash and short-term
                     investments, end of
                     period                     $     2,417,918    $     3,727,103
                                                ================   ================

 Noncash financing activities:
     Contributions from Brant-Allen             $       519,557
                                                ================

 See accompanying notes to the condensed financial statements.

                        BEAR ISLAND PAPER COMPANY, L.L.C.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. In the opinion of management, the accompanying condensed financial statements of Bear Island Paper Company, L.L.C. (the "Company") contain all adjustments necessary to present fairly, in all material respects, the Company's financial position as of March 31, 1999 and December 31, 1998 and the Company's condensed results of operations and cash flows for the three-month periods ended March 31, 1999 and 1998. All adjustments are of a normal and recurring nature. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Form 10K filed on March 31, 1999. The December 31, 1998 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     The results of operations for the three-month period ended March 31, 1999 should not be regarded as necessarily indicative of the results that may be expected for the entire year.



2. The Company is a wholly owned subsidiary of Brant-Allen Industries, Inc. ("Brant-Allen"), a Delaware corporation.

     A component of selling, general and administrative expenses as shown on the statements of operations includes aggregate management fees charged by Brant-Allen. There are restrictions on payment of the management fee. During the three months ended March 31, 1999 the Board of Directors of Brant-Allen contributed the unpaid accrued portion of the management fee totaling $519,557 through March 31, 1999 to the Company's capital. The corresponding management fee for the period ended March 31, 1998 was $824,167. This portion of the management fee is limited as to payment in cash by the Company to Brant-Allen under the restrictive covenants to the $100 million principal amount of 10% Senior Secured Notes due 2007 (the "Notes"). The contribution of this accrued liability has been reflected as an addition to contributed capital in the accompanying condensed balance sheet at March 31, 1999. Brant-Allen's Board also agreed that until further action is taken by the Board, future accrued fees (which are not payable in cash because of the Notes' restrictive covenants) should be contributed to the Company's capital.

                        BEAR ISLAND PAPER COMPANY, L.L.C.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3. No provision for income taxes is required in the financial statements since each member is individually liable for any income tax that may be payable on its share of the Company's taxable income.


4. Finished goods and raw materials inventories are valued at the lower of cost or market, with cost determined on the first-in, first-out ("FIFO") basis. Stores inventories are valued at the lower of average cost or market.

     Inventories consisted of:

                                           March 31, 1999   December 31, 1998
                                          ---------------   -----------------

          Raw materials                   $    2,921,235     $     3,908,772
          Stores                               8,659,837           8,759,809
          Finished goods                       3,240,985           1,159,243
                                          ---------------   -----------------
                                          $   14,822,057     $    13,827,824
                                          ===============   =================


5. Long-term debt consisted of:

                                             March 31, 1999   December 31, 1998
                                            ----------------  -----------------

        10% Senior Secured Notes            $   100,000,000   $    100,000,000

        Term Loan Facility                       69,125,000         69,300,000

        Revolving Credit Facility                13,000,000         15,000,000

        Long-term purchase obligations              325,076            646,163
                                            ----------------  -----------------
                                                182,450,076        184,946,163
        Less current portion                        793,863          1,084,693
                                            ----------------  -----------------
                     Total long-term debt   $   181,656,213   $    183,861,470
                                            ================  =================

                        BEAR ISLAND PAPER COMPANY, L.L.C.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6. The Company is a party to a wood supply contract with Bear Island Timberlands Company, L.L.C. ("Timberlands") an affiliate and wholly owned subsidiary of Brant-Allen, whereby Timberlands guaranteed to supply all of the Company's log and pulp chip requirements at market prices. Purchases under the wood supply contract approximated $740,000 for the three months March 31, 1998. During the three months ended March 31, 1999 all log and pulp chips were purchased from outside vendors due to the suspension of Timberlands operations in 1998. The Company has negotiated a number of fiber supply contracts covering approximately 183,000 cords of chips and roundwood for periods ranging from three months to one year. Management anticipates liquidating all Company and Timberlands owned timberlands and that future fiber supplies will be effectuated with independent wood suppliers.

     The Company charged Timberlands for certain administrative and other expenses. These charges approximated $379,000 and $160,000 during the three months ended March 31, 1999 and 1998, respectively.

     The Company's receivables and payables and the Company's sales to an affiliate were as follows:

                                                       March 31, 1999   December 31, 1998
                                                      ----------------  -----------------

          Due from Brant-Allen                        $        36,683   $        53,138
          Due from Newsprint Sales                            154,914         1,205,553
          Due from Dow Jones & Company, Inc.                2,225,542         2,369,136
          Due from Timberlands                                459,684            80,586
          Due from F.F. Soucy, Inc. and Partners               75,071            52,181
          Due to F.F. Soucy, Inc.                              70,975            78,192

                                                         Three Months Ended March 31,
                                                      ----------------------------------
                                                             1999              1998

          Net sales to Dow Jones & Company, Inc.       $    5,561,199    $     6,098,144

     Sales to Dow Jones & Company, Inc. represented approximately 21% and 20% of total sales during the three months ended March 31, 1999 and 1998, respectively. The remaining sales were to other unaffiliated printing and publishing enterprises located primarily in the eastern United States.

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

8. The Company and Timberlands have entered into a joint sales agreement to sell approximately 83,000 acres of timberland to two independent investors. This transaction is expected to close during the second quarter of 1999. The net proceeds, after distributions for income taxes, will be used to repay Timberlands debt and debt incurred by Brant-Allen to fund its equity investment in Timberlands. Any remaining funds will be used to retire debt outstanding under the Company's $70 million 8-year senior secured term loan facility ("Term Loan Facility") and the Company's $50 million 6-year senior secured reducing revolving credit facility ("Revolving Credit Facility"). In a separate transaction Timberlands is presently negotiating with the same investors for the sale of its remaining 46,000 acres. The net proceeds, after distributions for income taxes, from this transaction would be used to reduce the Term Loan Facility and the Revolving Credit Facility.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors affecting the results of operations of the Company during the periods included in the accompanying condensed statements of operations and the changes in the Company's financial condition since December 31, 1998.

General

The Company manufactures and is dependent on one product, newsprint, which is used in general printing and the newspaper publishing industry and for advertising circulars. Accordingly, demand for newsprint fluctuates with the economy, newspaper circulation and purchases of advertising lineage which significantly impacts the Company's selling price of newsprint and, therefore, its revenues and profitability. In addition, variation in the balance between supply and demand as a result of global capacity additions have an increasing impact on both selling prices and inventory levels in the North American markets. Capacity is typically added in large blocks because of the scale of new newsprint machines.

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

THREE MONTHS ENDED MARCH 31, 1999, COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Net sales decreased by $4.4 million, or 14.5%, to $26.0 million in the first quarter of 1999, from $30.4 million in the first quarter of 1998. This decrease was attributable to a 7.2% decrease in the average net selling price of the Company's products and by a 7.7% decrease in sales volumes to approximately 50,400 metric tons ("tonnes") in the first quarter of 1999, from approximately 54,600 tonnes in the first quarter of 1998. The Company's net selling price for newsprint decreased to an average of $516 per tonne in the first quarter of 1999 from an average of $556 per tonne in the first quarter of 1998. The decrease in average net selling price per tonne and volumes of tonnes sold were primarily caused by the continued competitive conditions in the industry resulting from excess capacity.

Cost of sales decreased by $0.7 million, or 3.1%, to $22.0 million in the first quarter of 1999 from $22.7 million in the first quarter of 1998. This decrease was attributable primarily to a 5.3% increase in unit manufacturing costs per tonne and was offset by the decrease in sales volumes. The increase in unit manufacturing cost per tonne was a result of an overall cost increase in the manufacturing process and a nonrecurring charge for severance benefits incurred during the first quarter of 1999. Cost of sales as a percentage of net sales increased to 84.8% in the first quarter of 1999, from 74.6% in the first quarter of 1998, due to depressed newsprint selling prices in the first quarter of 1999 and increased unit costs of manufacturing as noted above.

Selling, general and administrative expenses decreased by $0.3 million, or 27.7%, to $0.9 million in the first quarter of 1999 from $1.2 million in the first quarter of 1998. This decrease was primarily attributable to a decrease in management fee to Brant-Allen that resulted from lower net sales and a reduction of administrative and regulatory expenses.


As a result of the above factors, income from operations decreased by $3.4 million to $3.1 million in the first quarter of 1999 from $6.5 million in the first quarter of 1998.

Interest expense was $4.6 million in the first quarter of 1999 compared to $4.9 million in the first quarter of 1998, due to the payments made on the Revolving Credit Facility.

As a result of the above factors, the Company reported a net loss of $1.5 million in the first quarter of 1999 compared to net income of $ 1.7 million in the first quarter of 1998.

Liquidity and Capital Resources

The Company's principal liquidity requirements have been for working capital, capital expenditures and debt service under the Company's loan agreements. These requirements have been met through cash flows from operations and/or loans under the Company's Revolving Credit Facility.

The Company's cash and short-term investments at March 31, 1999 were $2.4 million, representing an increase of $0.3 million from $2.1 million at December 31, 1998. Cash flows from operating activities during the three months ended March 31, 1999 of $3.7 million were used to cover capital expenditures and a reduction in long-term debt, together aggregating $3.4 million. The Company anticipates that cash provided from operations in the future, combined with borrowings under the Revolving Credit Facility will be sufficient to pay its operating expenses, satisfy debt-service obligations and fund capital expenditures.

In the first quarter of 1999, the Company's cash provided by operating activities decreased by 49.3% to $3.7 million from $7.3 million in the first quarter of 1998, primarily due to lower selling prices and higher costs of sales resulting in a net loss in first quarter 1999 compared to net income in first quarter 1998.

The Company made capital expenditures of $0.9 million and $1.0 million in the first quarter of 1999 and the first quarter of 1998, respectively, in connection with upgrading and maintaining its manufacturing facility. Management anticipates that the Company's total capital expenditures for the balance of 1999 and 2000 will primarily relate to maintenance of its newsprint facilities and cost reduction projects, allowing the Company to improve quality and increase capacity, and, therefore, enhance its competitive position.

At March 31, 1999, the Company had approximately $182.4 million of indebtedness, consisting of borrowings of $13.0 million under the Revolving Credit Facility, $69.1 million under the Term Loan Facility, $100 million under the Notes and approximately $0.3 million in long-term purchase obligations. In addition, $30.8 million was available in unused borrowing capacity under the Revolving Credit Facility.

Year 2000 Compliance

The Company is in the process of modifying, upgrading or replacing its computer software applications and systems which management expects will accommodate the "Year 2000" dating changes necessary to permit correct recording of year dates for 2000 and later years. The Company does not expect that the cost of its Year 2000 compliance program will be material to its financial condition or results of operations. The Company believes that it will be able to achieve compliance by the end of 1999, and does not currently anticipate any material disruption in its operations as the result of any failure by the Company to be in compliance. The Company has had formal communications with its major suppliers and customers concerning their Year 2000 readiness. At the present time the Company has received no negative responses from any of the suppliers or customers contacted.

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