Form 10-Q
period 1999-06-30
BEAR ISLAND PAPER CO LLC
filed 1999-08-13
CIK 1051249

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

         (Mark One)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

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

                        BEAR ISLAND PAPER COMPANY, L.L.C.
                                      INDEX



                                                                         Page(s)
 Part I.  Financial Information

     Item 1

       Condensed Balance Sheets                                             1

       Condensed Statements of Income                                       2

       Condensed Statements of Cash Flows                                   3

       Notes to Condensed Financial Statements                              4

     Item 2

       Management's Discussion and Analysis of
       Financial Condition and Results of
       Operations                                                           8

 Part II.  Other Information

     Item 3. Exhibits and Reports on Form 8-K                              10

Signatures                                                                 11

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

                        BEAR ISLAND PAPER COMPANY, L.L.C.
                            CONDENSED BALANCE SHEETS


                                                  June 30,            December 31,
              ASSETS                                1999                   1998
                                             ----------------      -----------------
                                                 (Unaudited)
 Current assets:
     Cash and short-term investments            $  1,285,810            $  2,130,787
     Accounts receivable                          11,781,006              13,669,351
     Inventories                                  12,833,420              13,827,824
     Other current assets                            452,556                 570,234
                                             ----------------       -----------------

             Total current assets                 26,352,792              30,198,196

 Property, plant and equipment                   202,543,594             201,618,960
 Less accumulated depreciation                    16,108,659              10,841,783
                                             ----------------       -----------------

             Net property, plant and
               equipment                         186,434,935             190,777,177
                                             ----------------       -----------------

 Deferred financing costs                          7,924,604               8,275,781
                                             ----------------       -----------------

               Total assets                     $220,712,331            $229,251,154
                                             ================       =================


      LIABILITIES AND MEMBER'S EQUITY

 Current liabilities:
     Current portion of long-term debt               828,147               1,084,693
     Accounts payable and accrued
       liabilities                                 8,900,472              10,431,232
     Accrued interest payable                      1,260,074               1,307,030
                                             ----------------       -----------------

               Total current liabilities          10,988,693              12,822,955

 Long-term debt                                  175,667,000             183,861,470
                                             ----------------       -----------------

               Total liabilities                 186,655,693             196,684,425
                                             ----------------       -----------------

 Member's equity:
     Contributed capital                          36,679,291              28,130,250
     Retained earnings (accumulated deficit)      (2,622,653)              4,436,479
                                             ----------------       -----------------

             Total member's equity                34,056,638              32,566,729
                                             ----------------       -----------------

               Total liabilities and
                 member's equity                $220,712,331            $229,251,154
                                             ================       =================

 See accompanying notes to the condensed financial statements.

                        BEAR ISLAND PAPER COMPANY, L.L.C.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                   Three months ended June 30,           Six months ended June 30,
                                                ---------------------------------   -----------------------------------
                                                      1999               1998              1999             1998
 Net sales                                        $26,474,098         $31,124,443      $52,451,889      $61,504,911
 Cost of sales                                     23,980,580          23,271,112       46,004,946       45,946,249
                                                --------------      --------------    -------------    --------------

             Gross profit                           2,493,518           7,853,331        6,446,943       15,558,662

 Selling, general and administrative expenses:

     Management fees to Brant-Allen                  (794,223)           (933,733)      (1,573,557)      (1,845,147)
     Other                                           (195,336)           (274,625)        (274,805)        (550,692)
                                                --------------      --------------    -------------    ---------------

             Income from operations                 1,503,959           6,644,973        4,598,581       13,162,823

 Other income (deductions):
     Interest expense                              (4,394,001)         (4,832,860)      (9,031,323)      (9,714,220)
     Other income (expense)                           332,271              55,812          376,993           91,235
                                                ---------------      -------------     -------------   ---------------

               Net income (loss)                  $(2,557,771)        $ 1,867,925      $(4,055,749)     $ 3,539,838
                                                ===============      =============     =============   ===============

 See accompanying notes to the condensed financial statements.

                        BEAR ISLAND PAPER COMPANY, L.L.C.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                 Six months ended June 30,
                                                ----------------------------
                                                    1999           1998
 Operating activities:
     Net income (loss)                          $ (4,055,749)   $ 3,539,838
     Adjustments to reconcile net income
           to net cash provided by
           operating activities:
       Depreciation and depletion                  5,292,811      5,003,754
       Amortization of deferred financing
         costs                                       351,177        476,316
       Gain on disposal of property, plant
         and equipment                              (261,706)
     Changes in current assets and liabilities:
       Accounts receivable                         1,888,345       (247,897)
       Inventory                                     994,404      1,387,406
       Other current assets                          117,678        (86,226)
       Accounts payable and accrued
         liabilities                                (481,719)     1,192,988
       Accrued interest payable                      (46,956)         5,693
                                                -------------   ------------

             Cash provided by operating
                   activities                      3,798,285     11,271,872
                                                -------------   ------------

 Investment activities:
     Purchases of property, plant and
           equipment                              (1,285,569)    (3,070,219)
     Proceeds from disposal of property, plant
           and equipment                             596,706
                                                -------------   ------------

             Net cash used in investing
                   activities                       (688,863)    (3,070,219)
                                                -------------   ------------

 Financing activities:
     Proceeds from issuance of long-term
           debt                                    5,000,000
     Principal payments on long-term debt        (13,451,016)    (6,531,345)
     Payment of deferred financing costs                           (525,270)
     Tax distribution to parent                   (3,003,383)
     Contributions to capital from parent          7,500,000
                                                -------------   ------------

             Net cash used in financing
                   activities                     (3,954,399)    (7,056,615)
                                                -------------   ------------

             Net increase (decrease) in cash        (844,977)     1,145,038

 Cash and short-term investments, beginning
       of period                                   2,130,787      1,353,049
                                               --------------  -------------

               Cash and short-term
                     investments, end of
                     period                     $  1,285,810    $ 2,498,087
                                                =============   ============

 Noncash financing activities:
     Contributions from Brant-Allen             $  1,049,041    $ 1,446,655
                                                =============   ============


 See accompanying notes to the condensed financial statements.

                        BEAR ISLAND PAPER COMPANY, L.L.C.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. In the opinion of management, the accompanying condensed financial statements of Bear Island Paper Company, L.L.C. (the "Company") contain all adjustments necessary to present fairly, in all material respects, the Company's financial position as of June 30, 1999 and December 31, 1998 and the Company's condensed results of operations for the three- and six-month periods ended June 30, 1999 and 1998 as well as the Company's condensed cash flows for the six-month periods ended June 30, 1999 and 1998. All adjustments are of a normal and recurring nature. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10K filed on March 31, 1999. The December 31, 1998 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     The results of operations for the six-month period ended June 30, 1999 should not be regarded as necessarily indicative of the results that may be expected for the entire year.



2. The Company is a wholly owned subsidiary of Brant-Allen Industries, Inc. ("Brant-Allen"), a Delaware corporation.

     A component of selling, general and administrative expenses as shown on the statements of operations includes aggregate management fees charged by Brant-Allen. There are restrictions on payment of the management fee. During the six months ended June 30, 1999 the Board of Directors of Brant-Allen contributed the unpaid accrued portion of the management fee totaling $1,049,041 through June 30, 1999 to the Company's capital. The corresponding management fee for the period ended June 30, 1998 was $1,446,655. This portion of the management fee is limited as to payment in cash by the Company to Brant-Allen under the restrictive covenants to the $100 million principal amount of 10% Senior Secured Notes due 2007 (the "Notes"). The contribution of this accrued liability has been reflected as an addition to contributed capital in the accompanying condensed balance sheet at June 30, 1999. Brant-Allen's Board also agreed that until further action is taken by the Board, future accrued fees (which are not payable in cash because of the Notes' restrictive covenants) should be contributed to the Company's capital.

     There are also certain restrictions on distributions paid to Brant-Allen. Distributions are allowed for a portion of profits in excess of certain amounts. In addition, distributions are allowed for amounts necessary to pay for the tax liabilities of the members resulting from the Company's operations. During the six-months ended June 30, 1999 $3,003,383 was paid to Brant-Allen to pay such tax liabilities. No similar amounts were paid in 1998.

                        BEAR ISLAND PAPER COMPANY, L.L.C.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3. No provision for income taxes is required in the financial statements since the member is individually liable for any income tax that may be payable on the Company's taxable income.


4. Finished goods and raw materials inventories are valued at the lower of cost or market, with cost determined on the first-in, first-out ("FIFO") basis. Stores inventories are valued at the lower of average cost or market.

     Inventories consisted of:

                                      June 30, 1999    December 31, 1998
                                     ---------------   -----------------

          Raw materials              $    1,759,545    $      3,908,772
          Stores                          8,373,856           8,759,809
          Finished goods                  2,700,019           1,159,243
                                     ---------------   -----------------
                                     $   12,833,420    $     13,827,824
                                     ===============   =================


5. Long-term debt consisted of:

                                                     June 30, 1999    December 31, 1998
                                                    ----------------  -----------------
          Senior Secured Notes                      $   100,000,000   $    100,000,000

          Term Loan Facility                             64,266,316         69,300,000

          Revolving Credit Facility                      11,934,335         15,000,000

          Long-term purchase obligations                    294,496            646,163
                                                    ----------------  -----------------
                                                        176,495,147        184,946,163
          Less current portion                              828,147          1,084,693
                                                    ----------------  -----------------
                       Total long-term debt         $   175,667,000   $    183,861,470
                                                    ================  =================

                        BEAR ISLAND PAPER COMPANY, L.L.C.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6. The Company was a party to a wood supply contract with Bear Island Timberlands Company, L.L.C. ("Timberlands") an affiliate and wholly owned subsidiary of Brant-Allen, whereby Timberlands guaranteed to supply a portion of the Company's log and pulp chip requirements at market prices. Purchases under the wood supply contract approximated $1,145,000 for the six months ended June 30, 1998. During the six months ended June 30, 1999 all log and pulp chips were purchased from outside vendors due to the suspension of Timberlands' operations in 1998. The Company has negotiated a number of fiber supply contracts covering approximately 183,000 cords of chips and roundwood for periods ranging from three months to one year. Management anticipates liquidating all Company and Timberlands owned timberlands and that future fiber requirements will be supplied by independent parties.

     The Company charged Timberlands for certain administrative and other expenses. These charges approximated $798,000 and $385,000 during the six months ended June 30, 1999 and 1998, respectively.

     The Company's receivables and payables and the Company's sales to an affiliate were as follows:

                                                                     June 30, 1999   December 31, 1998
                                                                   ----------------  -----------------
          Due from Brant-Allen                                     $        34,238   $        53,138
          Due from Newsprint Sales                                          39,144         1,205,553
          Due from Dow Jones & Company, Inc.                             3,370,636         2,369,136
          Due from Timberlands                                                                80,586
          Due to Timberlands                                                67,661
          Due from F.F. Soucy, Inc. and Partners                            11,647            52,181
          Due to F.F. Soucy, Inc.                                           63,219            78,192


                                                      Three Months Ended June 30,  Six Months ended June 30,
                                                          1999           1998          1999         1998
                                                   ------------------------------  --------------------------
          Net sales to Dow Jones & Company, Inc.       $5,389,119     $7,089,597    $10,950,318   $13,187,741


     Sales to Dow Jones & Company, Inc. represented approximately 20% and 21% of total sales during the three- and six- month periods ended June 30, 1999 and 23% and 21% during the three- and six- month periods ended June 30, 1998, respectively. The remaining sales were to other unaffiliated printing and publishing enterprises located primarily in the eastern United States.

                       BEAR ISLAND PAPER COMPANY, L.L.C.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7. Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued by the Financial Accounting Standards Board ("FASB") in June 1998, which is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. In June 1999, SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", was issued by the FASB, postponing SFAS No. 133's effective date one year to June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. At the time of adoption of SFAS No. 133, this standard is not expected to have a material impact on the financial position or results of operations of the Company.

8. In May 1999 the Company and Timberlands sold approximately 83,000 acres of timberland. As required under the debt agreements, proceeds from this sale, net of tax distributions, were used to retire all debt outstanding on Timberlands as well as all debt incurred by Brant-Allen in its purchase of Timberlands. Brant-Allen made a capital contribution to the Company with the remainder of the proceeds, $7.5 million, which was used to retire a portion of the debt outstanding under the Company's $70 million 8-year senior secured term loan facility ("Term Loan Facility") and the Company's $50 million 6-year senior secured revolving credit facility ("Revolving Credit Facility"). The Company and Timberlands have entered into a joint sales agreement to sell approximately 46,000 acres of timberland to two independent investors. This transaction is expected to close during the fourth quarter of 1999. The net proceeds, after distributions for income taxes, will be used to retire debt outstanding under the Company's Term Loan Facility and the Company's Revolving Credit Facility.

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

Some of the information contained in this report constitutes forward-looking comments within the meaning of the Private Securities Litigation Act of 1995. Although the Company's management believes its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, no assurance is offered that actual results will not differ materially from expectations. Factors that could cause actual results to differ from expectations are included in the Company's latest Annual Report on Form 10-K.


General:

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


THREE MONTHS ENDED JUNE 30, 1999, COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Net sales decreased by $4.6 million, or 14.8%, to $26.5 million in the second quarter of 1999, from $31.1 million in the second quarter of 1998. This decrease was attributable to a 16.0% decrease in the average net selling price of the Company's products and was offset in part by a 1.3% increase in sales volumes to approximately 57,225 metric tons ("tonnes") in the second quarter of 1999, from approximately 56,500 tonnes in the second quarter of 1998. The Company's net selling price for newsprint decreased to an average of $463 per tonne in the second quarter of 1999 from an average of $551 per tonne in the second quarter of 1998. The decrease in average net selling price per tonne was primarily caused by the continued competitive conditions in the industry resulting from excess capacity.

Cost of sales increased by $0.7 million, or 3.0%, to $24.0 million in the second quarter of 1999 from $23.3 million in the second quarter of 1998. This increase was attributable primarily to a 1.7% increase in unit manufacturing costs per tonne and by a 1.3% increase in sales volumes. The increase in unit manufacturing cost per tonne was a result of net overall cost increases in the manufacturing process. Cost of sales as a percentage of net sales increased to 90.6% in the second quarter of 1999, from 74.9% in the second quarter of 1998, due to depressed newsprint selling prices in the second quarter of 1999 and increased unit costs of manufacturing as noted above.

Selling, general and administrative expenses decreased by $0.2 million, or 16.7%, to $1.0 million in the second quarter of 1999 from $1.2 million in the second quarter of 1998. This decrease was primarily attributable to a decrease in management fee to Brant-Allen that resulted from lower net sales and a reduction of other administrative expenses.

As a result of the above factors, income from operations decreased by $5.1 million to $1.5 million in the second quarter of 1999 from $6.6 million in the second quarter of 1998.

Interest expense was $4.4 million in the second quarter of 1999 compared to $4.8 million in the second quarter of 1998, due to the payments made on the Revolving Credit Facility and Term Loan Facility.

Other income increased by $0.3 million due to the sale of timberland in the second quarter of 1999.

As a result of the above factors, the Company reported a net loss of $2.6 million in the second quarter of 1999 compared to net income of $1.9 million in the second quarter of 1998.

SIX MONTHS ENDED JUNE 30, 1999, COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Net sales decreased by $9.0 million, or 14.6%, to $52.5 million in the first six months of 1999, from $61.5 million in the first six months of 1998. This decrease was primarily attributable to a 11.9% decrease in the average net selling price of the Company's products and a 3.2% decrease in sales volumes to approximately 107,600 tonnes in the first six months of 1999, from approximately 111,150 tonnes in the first six months of 1998. The Company's net selling price for newsprint decreased to an average of $487 per tonne in the first six months of 1999 from an average of $553 per tonne in the first six months of 1998. The decrease in average net selling price per tonne was primarily caused by the continued competitive conditions in the industry resulting from excess capacity.

Cost of sales increased by $0.1 million, or 0.2%, to $46.0 million in the first six months of 1999 from $45.9 million in the first six months of 1998. This increase was attributable primarily to a 3.6% increase in unit manufacturing costs per tonne and offset by a 3.2% decrease in sales volumes. The increase in unit manufacturing cost per tonne was a result of an overall net cost increase in the manufacturing process and a nonrecurring charge for severance benefits incurred during the first quarter of 1999. Cost of sales as a percentage of net sales increased to 87.8% in the first six months of 1999, from 74.6% in the first six months of 1998, due to depressed newsprint selling prices in the first six months of 1999 and increased unit costs of manufacturing as noted above.

Selling, general and administrative expenses decreased by $0.6 million, or 25.0%, to $1.8 million in the first six months of 1999 from $2.4 million in the first six months of 1998. This decrease was primarily attributable to a decrease in the management fee to Brant-Allen that resulted from lower net sales and a reduction of administrative and regulatory expenses.

As a result of the above factors, income from operations decreased by $8.6 million to $4.6 million in the first six months of 1999 from $13.2 million in the first six months of 1998.

Interest expense was $9.0 million in the first six months of 1999 compared to $9.7 million in the first six months of 1998, as a result of a decrease in the average debt outstanding due to payments made on the Revolving Credit Facility and the Term Loan Facility.

Other income increased by $0.3 million due to the sale of timberland in the first six months of 1999.

As a result of the above factors, the Company reported a net loss of $4.1 million in the first six months of 1999 compared to net income of $3.5 million in the first six months of 1998.


Liquidity and Capital Resources.

The Company's principal liquidity requirements have been for working capital, capital expenditures and debt service under the Company's loan agreements. These requirements have been met through cash flows from operations and/or loans under the Company's Revolving Credit Facility. In addition, the Company received a $7.5 million capital contribution in May 1999, representing net excess proceeds from the sale of timberland of Bear Island Timberlands Company LLC. In accordance with security agreements the capital contribution proceeds were used to pay down bank debt.

The Company's cash and short-term investments at June 30, 1999 were $1.3 million, representing a decrease of $0.8 million from $2.1 million at December 31, 1998. Net cash provided by operating activities was $3.8 million for the first six months ended June 30, 1999. Cash provided by financing activities was $12.5 million and cash provided by investment activities was $0.6 million for the first six months ended June 30, 1999. In total, $16.9 million was used to cover capital expenditures of $1.3 million, a tax distribution of $3.0 million and reductions in long-term debt of $13.4 million. The Company anticipates that cash provided from operations in the future, combined with borrowings under the Revolving Credit Facility will be sufficient to pay its operating expenses, satisfy debt-service obligations and fund capital expenditures.

In the first six months of 1999, the Company's cash provided by operating activities decreased by 66.4% to $3.8 million from $11.3 million in the first six months of 1998, primarily due to lower selling prices and higher costs of sales resulting in a net loss in first six months 1999 compared to net income in the first six months of 1998.

The Company made capital expenditures of $1.3 million and $3.1 million in the first six months of 1999 and the first six months of 1998, respectively, in connection with upgrading and maintaining its manufacturing facility. Management anticipates that the Company's total capital expenditures for the balance of 1999 and 2000 will primarily relate to maintenance of its newsprint facilities and cost reduction projects, allowing the Company to improve quality and increase capacity, and, therefore, enhance its competitive position.

At June 30, 1999, the Company had approximately $176.5 million of indebtedness, consisting of borrowings of $11.9 million under the Revolving Credit Facility, $64.3 million under the Term Loan Facility, $100 million under the Notes and approximately $0.3 million in long term purchase obligations. In addition, $26.7 million was available in unused borrowing capacity under the Revolving Credit Facility.


New Accounting Pronouncements.

Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued by the Financial Accounting Standards Board ("FASB") in June 1998, which is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. In June 1999, SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", was issued by the FASB, postponing SFAS No. 133's effective date one year to June 15, 2000. SFAS No. 133 establishes accounting and reporting standards
for  derivative   instruments,   including  certain  derivative instruments
embedded in other contracts, and for hedging activities. At the time of adoption of SFAS No. 133, this standard is not expected to have a material impact on the financial position or results of operations of the Company.

Year 2000 Compliance.

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

PART II.  OTHER INFORMATION
ITEM 3.  EXHIBITS AND REPORTS ON FORM 8-K


          (a)  Exhibit 27, Financial Data Schedule

          (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.



                        BEAR ISLAND PAPER COMPANY, L.L.C.



                        By:  /s/ Peter M. Brant
                             -----------------------------------------
                             Peter M. Brant
                             President, Chairman of the Board and
                             Chief Executive Officer



                        By:  /s/ Edward D. Sherrick
                            -------------------------------------------
                             Edward D. Sherrick
                             Vice President of Finance
                             (Principal Financial Officer and
                             Chief Accounting Officer)