Form 10-Q
period 1999-09-30
BEAR ISLAND PAPER CO LLC
filed 1999-11-12
CIK 1051249

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

         (Mark One)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended September 30, 1999

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

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS
                                             BEAR ISLAND PAPER COMPANY, L.L.C.
                                                 CONDENSED BALANCE SHEETS

                                                                                      September 30,      December 31,
                                                    ASSETS                                1999                1998
                                                                                    ----------------   -----------------
                                                                                      (Unaudited)
 Current assets:
     Cash and short-term investments                                                $     1,448,154    $      2,130,787
     Accounts receivable                                                                 12,330,660          13,669,351
     Inventories                                                                         12,600,965          13,827,824
     Other current assets                                                                   692,073             570,234
                                                                                    ----------------   -----------------

             Total current assets                                                        27,071,852          30,198,196

 Property, plant and equipment                                                          203,436,969         201,618,960
 Less accumulated depreciation                                                           18,831,159          10,841,783
                                                                                    ----------------   -----------------

             Net property, plant and equipment                                          184,605,810         190,777,177
                                                                                    ----------------   -----------------

 Deferred financing costs                                                                 7,647,804           8,275,781
                                                                                    ----------------   -----------------

               Total assets                                                         $   219,325,466    $    229,251,154
                                                                                    ================   =================


                                  LIABILITIES AND MEMBER'S EQUITY

 Current liabilities:
     Current portion of long-term debt                                                      829,188           1,084,693
     Accounts payable and accrued liabilities                                             9,504,966          10,431,232
     Accrued interest payable                                                             3,741,250           1,307,030
                                                                                    ----------------   -----------------

               Total current liabilities                                                 14,075,404          12,822,955

 Long-term debt                                                                         171,351,317         183,861,470
                                                                                    ----------------   -----------------

               Total liabilities                                                        185,426,721         196,684,425
                                                                                    ----------------   -----------------

 Member's equity:
     Contributed capital                                                                 40,899,474          28,130,250
     Retained earnings (accumulated deficit)                                             (7,000,729)          4,436,479
                                                                                    ----------------   -----------------

             Total member's equity                                                       33,898,745          32,566,729
                                                                                    ----------------   -----------------

               Total liabilities and member's equity                                $   219,325,466    $    229,251,154
                                                                                    ================   =================
 See accompanying notes to the condensed financial statements.

                                             BEAR ISLAND PAPER COMPANY, L.L.C.
                                            CONDENSED STATEMENTS OF OPERATIONS
                                                        (UNAUDITED)


                                                 Three months ended September 30,      Nine months ended September 30,
                                                       1999                1998              1999               1998
                                                -----------------------------------  -----------------------------------
 Net sales                                      $   26,009,215     $    31,025,905   $    78,461,104    $    92,530,816
 Cost of sales                                      24,536,072          23,721,041        70,541,018         69,667,290
                                                ---------------    ----------------  ----------------   ----------------

             Gross profit                            1,473,143           7,304,864         7,920,086         22,863,526

 Selling, general and administrative expenses:

     Management fees to Brant-Allen                   (780,276)           (930,777)       (2,353,833)        (2,775,924)
     Other                                             (28,523)            (72,811)         (303,328)          (623,503)
                                                ---------------    ----------------  ----------------   ----------------

             Income from operations                    664,344           6,301,276         5,262,925         19,464,099

 Other income (deductions):
     Interest expense                               (4,501,105)         (4,571,376)      (13,532,428)       (14,285,596)
     Other income                                       20,204              65,863           397,197            157,098
                                                ---------------    ----------------  ----------------   ----------------

               Net income (loss)                $   (3,816,557)    $     1,795,763   $    (7,872,306)   $     5,335,601
                                                ===============    ================  ================   ================

 See accompanying notes to the condensed financial statements.

                          BEAR ISLAND PAPER COMPANY, L.L.C.
                         CONDENSED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                  Nine months ended September 30,
                                                -----------------------------------
                                                      1999               1998
 Operating activities:
     Net income (loss)                          $    (7,872,306)   $     5,335,601
     Adjustments to reconcile net income
           to net cash provided by
           operating activities:
       Depreciation and depletion                     8,015,311          7,572,359
       Amortization of deferred financing
         costs                                          627,977            514,474
       Gain on disposal of property, plant
         and equipment                                 (261,706)
     Changes in current assets and liabilities:
       Accounts receivable                            1,338,691            102,825
       Inventory                                      1,226,859            719,235
       Other current assets                            (121,839)          (412,695)
       Accounts payable and accrued
         liabilities                                    642,958          2,556,330
       Accrued interest payable                       2,434,220          2,435,969
                                                ----------------   ----------------

             Cash provided by operating
                   activities                         6,030,165         18,824,098
                                                ----------------   ----------------

 Investment activities:
     Purchases of property, plant and
           equipment                                 (2,178,944)        (5,332,889)
     Proceeds from disposal of property, plant
           and equipment                                596,706
                                                ----------------   ----------------

             Net cash used in investing
                   activities                        (1,582,238)        (5,332,889)
                                                ----------------   ----------------

 Financing activities:
     Proceeds from issuance of long-term
           debt                                       5,000,000
     Principal payments on long-term debt           (17,765,658)       (11,706,346)
     Payment of deferred financing costs                                  (525,270)
     Tax distribution to parent                      (3,564,902)
     Contributions to capital from parent            11,200,000
                                                ----------------   ----------------

             Net cash used in financing
                   activities                        (5,130,560)       (12,231,616)
                                                ----------------   ----------------

             Net increase (decrease) in cash           (682,633)         1,259,593

 Cash and short-term investments, beginning
       of period                                      2,130,787          1,353,049
                                                ----------------   ----------------

               Cash and short-term
                     investments, end of
                     period                     $     1,448,154    $     2,612,642
                                                ================   ================

 Noncash financing activities:
     Contributions from Brant-Allen             $     1,569,224    $     2,067,173
                                                ================   ================


 See accompanying notes to the condensed financial statements.

                        BEAR ISLAND PAPER COMPANY, L.L.C.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. In the opinion of management, the accompanying condensed financial statements of Bear Island Paper Company, L.L.C. (the "Company") contain all adjustments necessary to present fairly, in all material respects, the Company's financial position as of September 30, 1999 and December 31, 1998 and the Company's condensed results of operations for the three and nine month periods ended September 30, 1999 and 1998 as well as the Company's condensed cash flows for the nine month periods ended September 30, 1999 and 1998. All adjustments are of a normal and recurring nature. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10K filed on March 31, 1999. The December 31, 1998 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     The results of operations for the nine month period ended September 30, 1999 should not be regarded as necessarily indicative of the results that may be expected for the entire year.



2. The Company is a wholly owned subsidiary of Brant-Allen Industries, Inc. ("Brant-Allen"), a Delaware corporation.

     A component of selling, general and administrative expenses as shown on the statements of operations includes aggregate management fees charged by Brant-Allen. There are restrictions on payment of the management fee. During the nine months ended September 30, 1999 the Board of Directors of Brant-Allen contributed the unpaid accrued portion of the management fee totaling $1,569,224 through September 30, 1999 to the Company's contributed capital. The corresponding management fee for the period ended September 30, 1998 was $2,067,173. This portion of the management fee is limited as to payment in cash by the Company to Brant-Allen under the restrictive covenants to the $100 million principal amount of 10% Senior Secured Notes due 2007 (the "Notes"). The contribution of this accrued liability has been reflected as an addition to contributed capital in the accompanying condensed balance sheet at September 30, 1999. Brant-Allen's board also agreed that until further action is taken by the board, future accrued fees (which are not payable in cash because of the Notes' restrictive covenants) should be contributed to the Company's contributed capital.

     There are also certain restrictions on distributions paid to Brant-Allen. Distributions are allowed for a portion of profits in excess of certain amounts. In addition, distributions are allowed for amounts necessary to pay for the tax liabilities of the members resulting from the Company's operations. During the nine months ended September 30, 1999 $3,564,902 was paid to Brant-Allen to pay such tax liabilities. No similar amounts were paid in 1998.

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

     Inventories consisted of:

                                     September 30, 1999   December 31, 1998
                                     ------------------   -----------------

          Raw materials              $       1,807,918    $      3,908,772
          Stores                             8,495,141           8,759,809
          Finished goods                     2,297,906           1,159,243
                                     -----------------    -----------------
                                     $      12,600,965    $     13,827,824
                                     =================    =================


5. Long-term debt consisted of:

                                                 September 30, 1999   December 31, 1998
                                                 ------------------   -----------------

          Senior Secured Notes                   $      100,000,000   $    100,000,000

          Term Loan Facility                             63,208,276         69,300,000

          Revolving Credit Facility                       8,683,040         15,000,000

          Long-term purchase obligations                    289,189            646,163
                                                 ------------------   ----------------
                                                        172,180,505        184,946,163
          Less current portion                              829,188          1,084,693
                                                 ------------------   ----------------
                       Total long-term debt      $      171,351,317   $    183,861,470
                                                 ==================   ================

                        BEAR ISLAND PAPER COMPANY, L.L.C.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6. The Company was a party to a wood supply contract with Bear Island Timberlands Company, L.L.C. ("Timberlands") an affiliate and wholly owned subsidiary of Brant-Allen, whereby Timberlands guaranteed to supply a portion of the Company's log and pulp chip requirements at market prices. Purchases under the wood supply contract approximated $2,137,000 for the nine months ended September 30, 1998. During the nine months ended September 30, 1999 all log and pulp chips were purchased from outside vendors due to the suspension of Timberlands' operations in 1998. The Company has negotiated a number of fiber supply contracts covering approximately 183,000 cords of chips and roundwood for periods ranging from three months to one year. Management anticipates liquidating substantially all Company and Timberlands owned timberlands and future fiber requirements will be supplied by independent parties.

     The Company charged Timberlands for certain administrative and other expenses. These charges approximated $ 980,000 and $560,000 during the nine months ended September 30, 1999 and 1998, respectively.

     The Company's receivables and payables and the Company's sales to an affiliate were as follows:

                                                   September 30, 1999   December 31, 1998
                                                   ------------------   -----------------

          Due from Brant-Allen                     $           36,316   $          53,138
          Due from Newsprint Sales                            177,558           1,205,553
          Due from Dow Jones & Company, Inc.                2,157,304           2,369,136
          Due from Timberlands                                                     80,586
          Due to Timberlands                                  200,237
          Due from F.F. Soucy, Inc. and Partners               32,868              52,181
          Due to F.F. Soucy, Inc.                               8,876              78,192
                                                    Three Months Ended September 30,   Nine Months ended September 30,
                                                          1999              1998              1999             1998
                                                   ----------------------------------  -------------------------------
          Net sales to Dow Jones & Company, Inc.   $    5,038,687    $    6,804,271    $    15,989,005  $   19,992,012

     Sales to Dow Jones & Company, Inc. represented approximately 19% and 20% of total sales during the three and nine month periods ended September 30, 1999 respectively and 22% during each of the three and nine month periods ended September 30, 1998, respectively. The remaining sales were to other unaffiliated printing and publishing enterprises located primarily in the eastern United States.

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

8. In May 1999 the Company and Timberlands sold approximately 83,000 acres of timberland. As required under the debt agreements, proceeds from this sale, net of tax distributions, were used to retire all debt outstanding on Timberlands as well as all debt incurred by Brant-Allen in its purchase of Timberlands. Brant-Allen made a capital contribution to the Company with the remainder of the proceeds, $7.5 million, which was used to retire a portion of the debt outstanding under the Company's $70 million 8-year senior secured term loan facility ("Term Loan Facility") and the Company's $50 million 6-year senior secured revolving credit facility ("Revolving Credit Facility"). The Company and Timberlands have entered into a joint sales agreement to sell approximately 46,000 acres of timberland to two independent investors. This transaction is expected to close during the fourth quarter of 1999 or early 2000. The net proceeds, after distributions for income taxes, will be used to retire debt outstanding under the Company's Term Loan Facility and the Company's Revolving Credit Facility. In July and September 1999, Brant-Allen made capital contributions to the Company of $2.0 million and $1.7 million, respectively, which were used to retire a portion of the debt outstanding under the Company's Term Loan Facility and Revolving Credit Facility.

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

Some of the information contained in this report constitutes forward-looking comments within the meaning of the Private will not differ materially from expectations. Factors that could cause actual results to differ from expectations are Securities Litigation Act of 1995. Although the Company's management believes its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, no assurance is offered that actual results included in the Company's latest Annual Report on Form 10-K.

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

THREE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Net sales decreased by $5.0 million, or 16.1%, to $26.0 million in the third quarter of 1999, from $31.0 million in the third quarter of 1998. This decrease was attributable to a 20.8% decrease in the average net selling price of the Company's products and was offset in part by a 5.7% increase in sales volumes to approximately 59,450 metric tons ("tonnes") in the third quarter of 1999, from approximately 56,250 tonnes in the third quarter of 1998. The Company's net selling price for newsprint decreased to an average of $437 per tonne in the third quarter of 1999 from an average of $552 per tonne in the third quarter of 1998. The decrease in average net selling price per tonne was primarily caused by the continued competitive conditions in the industry resulting from excess capacity.

Cost of sales increased by $0.8 million, or 3.4%, to $24.5 million in the third quarter of 1999 from $23.7 million in the third quarter of 1998. This increase was attributable primarily to a 5.7% increase in sales volumes and was offset in part by a 2.1% decrease in unit manufacturing costs per tonne due the increase in volumes as discussed above. Cost of sales as a percentage of net sales increased to 94.2% in the third quarter of 1999, from 76.4% in the third quarter of 1998, due to depressed newsprint selling prices in the third quarter of 1999.

Selling, general and administrative expenses decreased by $0.2 million, or 20.0%, to $0.8 million in the third quarter of 1999 from $1.0 million in the third quarter of 1998. This decrease was primarily attributable to a decrease in management fee to Brant-Allen that resulted from lower net sales and a reduction of other administrative expenses.

As a result of the above factors, income from operations decreased by $5.6 million to $0.7 million in the third quarter of 1999 from $6.3 million in the third quarter of 1998.

Interest expense was $4.5 million in the third quarter of 1999 as compared to $4.6 million in the third quarter of 1998, due to the payments made on the Revolving Credit Facility and Term Loan Facility offset by the write off of deferred financing costs related to the payments.

As a result of the above factors, the Company reported a net loss of $3.8 million in the third quarter of 1999 as compared to net income of $1.8 million in the third quarter of 1998.



NINE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Net sales decreased by $14.1 million, or 15.2%, to $78.4 million in the first nine months of 1999, from $92.5 million in the first nine months of 1998. This decrease was attributable to a 15.2% decrease in the average net selling price of the Company's products. Sales volumes had no material effect on the decrease in net sales for the first nine months of 1999. They were approximately 167,100 tonnes in the first nine months of 1999 and approximately 167,400 tonnes in the first nine months of 1998. The Company's net selling price for newsprint decreased to an average of $469 per tonne in the first nine months of 1999 from an average of $553 per tonne in the first nine months of 1998. The decrease in average net selling price per tonne was primarily caused by the continued competitive conditions in the industry resulting from excess capacity.

Cost of sales increased by $0.8 million, or 1.2%, to $70.5 million in the first nine months of 1999 from $69.7 million in the first nine months of 1998. This increase was attributable primarily to a 1.4% increase in unit manufacturing costs per tonne. Sales volumes had no material effect on the increase in cost of sales as stated above. The increase in unit manufacturing cost per tonne was a result of an overall net cost increase in the manufacturing process and a nonrecurring charge for severance benefits incurred during the first quarter of 1999. Cost of sales as a percentage of net sales increased to 90.0% in the first nine months of 1999, from 75.3% in the first nine months of 1998, due to depressed newsprint selling prices in the first nine months of 1999 and increased unit costs of manufacturing as noted above.

Selling, general and administrative expenses decreased by $0.7 million, or 20.6%, to $2.7 million in the first nine months of 1999 from $3.4 million in the first nine months of 1998. This decrease was primarily attributable to a decrease in management fee to Brant-Allen that resulted from lower net sales and a reduction of administrative and regulatory expenses.

As a result of the above factors, income from operations decreased by $14.2 million to $5.3 million in the first nine months of 1999 from $19.5 million in the first nine months of 1998.

Interest expense was $13.5 million in the first nine months of 1999 compared to $14.3 million in the first nine months of 1998, due to the payments made on the Revolving Credit Facility and the Term Loan Facility.

Other Income increased to $0.4 million in the first nine months of 1999 compared to $0.2 million in the first nine months of 1998, due to gain on the sale of timberlands.

As a result of the above factors, the Company reported a net loss of $7.9 million in the first nine months of 1999 as compared to net income of $5.3 million in the first six months of 1998.


Liquidity and Capital Resources.

The Company's principal liquidity requirements have been for working capital, capital expenditures and debt service under the Company's loan agreements. These requirements have been met through cash flows from operations and/or loans under the Company's Revolving Credit Facility. In addition, the Company received three capital contributions in the first nine months of 1999, $7.5 million in May, $2.0 million in July and $1.7 million in September, all representing the excess proceeds from the sale of timberlands of Bear Island Timberlands Company LLC. In accordance with security agreements, the capital contribution proceeds were used to pay down bank debt.

The Company's cash and short-term investments at September 30, 1999 were $1.4 million, representing a decrease of $0.7 million from $2.1 million at December 31, 1998. Net cash provided by operating activities was $6.0 million for the first nine months ended September 30, 1999. Gross cash provided by financing activities was $16.2 million and gross cash provided by investing activities was $0.6 million for the first nine months ended September 30, 1999. In total, $22.8 million was used to cover capital expenditures of $2.2 million, a tax distribution of $3.6 million and a reduction in long-term debt of $17.8 million. The Company anticipates that cash provided from operations in the future, combined with available borrowings under the Revolving Credit Facility will be sufficient to pay its operating expenses, satisfy debt-service obligations and fund capital expenditures.

In the first nine months of 1999, the Company's cash provided by operating activities decreased by 68.1% to $6.0 million from $18.8 million in the first nine months of 1998, primarily due to lower selling prices and higher costs of sales resulting in a net loss in the first nine of months 1999 as compared to net income in nine months 1998.

The Company made capital expenditures of $2.2 million and $5.3 million in the first nine months of 1999 and the first nine months of 1998, respectively, in connection with upgrading and maintaining its manufacturing facility. Management anticipates that the Company's total capital expenditures for the balance of 1999 and 2000 will primarily relate to maintenance of its newsprint facilities and cost reduction projects, allowing the Company to improve quality and increase capacity, and, therefore, enhance its competitive position.

At September 30, 1999, the Company had approximately $172.2 million of indebtedness, consisting of borrowings of $8.7 million under the Revolving Credit Facility, $63.2 million under the Term Loan Facility, $100 million under the Notes and approximately $0.3 million in long term purchase obligations. In addition, $28.6 million was available in unused borrowing capacity under the Revolving Credit Facility.

Recent Developments

In May 1999, the Company and Timberlands sold approximately 83,000 acres of timberland. As required under the debt agreements, proceeds from this sale, net of tax distributions, were used to retire all debt outstanding on Timberlands as well as all debt incurred by Brant-Allen in its purchase of Timberlands. Brant-Allen made a capital contribution to the Company with the remainder of the proceeds, $7.5 million, which was used to retire a portion of the debt outstanding under the Term Loan Facility and the Revolving Credit Facility. The Company and Timberlands have entered into a joint sales agreement to sell approximately 46,000 acres of timberland to two independent investors. This transaction is expected to close during the fourth quarter of 1999 or early 2000. The net proceeds, after distributions for income taxes, will be used to retire debt outstanding under the Term Loan Facility and the Revolving Credit Facility. In July and September 1999, Brant-Allen made capital contribution to the Company of $2.0 million and $1.7 million respectively, which were used to retire a portion of the debt outstanding under the Term Loan Facility and Revolving Credit Facility.

Year 2000 Compliance

The Company has substantially completed the process of modifying, upgrading or replacing its computer software applications and systems which management expects will accommodate the "Year 2000" dating changes necessary to permit correct recording of year dates for 2000 and later years. The Company does not expect that the final cost of its Year 2000 compliance program will be material to its financial condition or results of operations. The Company believes that it will be able to achieve compliance by the end of 1999, and does not currently anticipate any material disruption in its operations as the result of any failure by the Company to be in compliance. The Company has had formal communications with its major suppliers and customers concerning their Year 2000 readiness. At the present time the Company has received no negative responses from any of the suppliers or customers contacted.

The Company expects that its facilities, equipment, and information systems will be fully functional and will operate accurately and without interruption both before and after January 1, 2000. It also expects that its products and services will be available continuously. However, there is no quarantee that there will not be a material failure of a critical system or those of a supplier or customer. A material failure could have an adverse impact on the Company's business, operations, or financial condition. In consideration of these risks, the Company has developed plans to address noncompliance of a critical system or those of a supplier or customer. This includes special staff training, stockpiling critical raw materials and inventory, and where possible obtaining alternate sources of supply. As additional information becomes available, the Company will continually update this plan throughout the remainder of the year.

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



Date: November 12, 1999                 BEAR ISLAND PAPER COMPANY, L.L.C.



                                        By:  /s/ Peter M. Brant
                                           ---------------------------
                                        Peter M. Brant
                                        President, Chairman of the Board and
                                                Chief Executive Officer



                                        By:  /s/ Edward D. Sherrick
                                           ---------------------------
                                        Edward D. Sherrick
                                        Vice President of Finance
                                        (Principal Financial Officer and
                                                Chief Accounting Officer)