Form 10-K
period 1999-12-31
BEAR ISLAND PAPER CO LLC
filed 2000-03-30
CIK 1051249

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

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

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

                                     PART I

ITEM 1. BUSINESS...........................................................    3

ITEM 2. PROPERTIES.........................................................    7

ITEM 3. LEGAL PROCEEDINGS..................................................    7

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................    8

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
 STOCKHOLDERS MATTERS......................................................    8

ITEM 6. SELECTED FINANCIAL DATA............................................    8

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
 RESULTS OF OPERATIONS.....................................................    9

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.........   16

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................   16

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
 FINANCIAL DISCLOSURE......................................................   17

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................   17

ITEM 11. EXECUTIVE COMPENSATION............................................   18

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....   19

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................   19

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..   22

                                     PART I

ITEM 1. BUSINESS.

GENERAL

Bear Island Paper Company, L.L.C. (the "Company"), a wholly owned subsidiary of Brant-Allen Industries, Inc. ("Brant-Allen") produces newsprint paper at its mill, located near Richmond, Virginia (the "Mill"). The Mill has an annual capacity of 229,700 metric tons ("tonnes") of high quality newsprint suitable for four-color printing, which publishers are increasingly using for general circulation. In 1999, the Mill produced approximately 226,249 tonnes of newsprint, and had an estimated operating efficiency rate of 93.6%.

The Company's customers include leading newspaper publishers in the United States, such as Dow Jones & Company, Inc. (publisher of The Wall Street Journal) ("Dow Jones"), The Washington Post Company ("The Washington Post"), Advance Publications ("Newhouse Group"), Gannett Co., Inc. (publisher of USA Today) ("Gannett"), MediaNews Group Inc., Knight-Ridder Inc. ("Knight-Ridder"), Media General, Inc., Times Mirror Co. and New York Times Co. Approximately 89% of the Company's newsprint production in 1999 was purchased by its top ten customers.

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

Prior to December 1997, all the Company's wood requirements were supplied by its affiliate, Bear Island Timberlands Company, L.P. ("BITCO"), with approximately 30% coming from BITCO's own land and the remainder being procured by BITCO from local independent wood contractors and independent sawmills. In December 1997, BITCO was converted to Bear Island Timberlands Company, L.L.C. ("Timberlands"). In November 1998, Timberlands ceased all timber harvesting operations in preparation for monetizing its timberland holdings. Substantially all of Timberlands holdings were sold during 1999. ONP and OMG used in the Company's recycling facility are provided by a combination of individual processors, municipal recovery facilities and brokers. All fiber is currently supplied from sources within a 300-mile radius of the Mill.

THE MILL AND THE PRODUCTION PROCESS

The Mill, which began operations in 1979, is located in Hanover County, Virginia on an approximately 700-acre site, which is approximately 80 miles south of Washington, D.C., and 25 miles north of Richmond, Virginia. The Mill's operations consist of a woodyard, a pulping system, a paper machine and related utility, recycling, storage and transportation facilities.

Currently, approximately 56% of the Company's pulp requirements are derived from the Company's TMP process using wood and woodchips, approximately 38% of the Company's fiber requirements are de-inked pulp from the Mill's recycling facility and approximately 6% is purchased kraft pulp.

The Mill has a wood requirement of approximately 133,000 cords per year. All wood is currently supplied from sources within a 200-mile radius of the Mill. See "Item 13. Certain Relationships and Related Transactions." In 1999, the Company's wood needs were supplied 55% from wood harvested by local independent wood contractors, and 45% in chip form, by independent sawmills.

The Mill's newsprint machine produces newsprint at an average speed of approximately 3,980 feet per minute over a machine trim width of 302 inches. The Mill produces approximately 627 tonnes per day of newsprint.

The Company's recycling plant features advanced technologies for the re-pulping, de-inking, cleaning and screening of ONP and OMG. The recycling facility turns ONP and OMG into de-inked pulp. ONP and OMG are procured from a combination of individual processors, municipal recovery facilities and brokers. After delivery to the plant, the ONP and OMG are mixed by operators into a blend with a ratio of ONP to OMG of 83:17, which is then fed into a pulper which mixes in additives and prepares the stock for ink separation. During 1999, the Company undertook a capital expansion of the recycling facility resulting in a capacity increase of 20,200 tonnes per year. At full capacity, the recycling facility processes approximately 107,000 tonnes per year of ONP and OMG. The recycling facility has the capacity to produce 246 tonnes of recycled fiber per day. The recycling mill enables the Company to produce approximately 627 tonnes per day of newsprint containing a minimum of 35% and a maximum of 40% recycled fiber. The recycling facility also includes a 50,000 square foot warehouse that can hold a 10-day supply of ONP and OMG.

MARKETS AND CUSTOMERS

The Company's marketing objective is to become a preferred supplier to each of its newsprint customers. To achieve this goal, the Company focuses on service, product quality and long term relationships. Eight of the Company's top ten customers have been customers for over 15 years. In 1999, approximately 40% of the production of the Mill was sold to Dow Jones and The Washington Post under purchase agreements (the "Purchase Agreements") that obligate each of those customers to purchase a minimum of approximately 45,000 tonnes of newsprint per year at prices based on prevailing market prices paid by those customers to their non-affiliated East Coast suppliers. The Purchase Agreements have been extended through December 31, 2004 and are subject to the parties agreeing to pricing, which approximate market prices, on an annual basis. The Company has sold newsprint to Dow Jones since 1980 and The Washington Post since 1979. In 1999 and 1998, the Company's ten largest customers represented an aggregate of 89% and 93%, respectively, of the Company's total sales. Other than the agreements with Dow Jones and The Washington Post customers purchase a minimum volume amount for short periods up to one year based on market prices at the time of purchase.

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

Because the Company's electricity usage has an impact on both electricity generation requirements and costs of VEPCO and Old Dominion Electric Cooperative, especially in periods of high demand (i.e., periods of high air conditioning or heating loads), the Company has been able to negotiate favorable electricity rates by demonstrating an ability to reduce demand during peak times by making adjustments to its production process.

The Mill was designed and is operated with one of the most stringent water use and wastewater flow requirements of any paper mill in the U.S. At full production of 627 tonnes of newsprint per day, water usage is approximately 3.8 million gallons per day. Mill effluent is approximately 3.6 million gallons per day. The Mill's water is currently supplied by the Hanover County public utility system and by the Mill's own river intake structure and pumping system on the North Anna River. The Mill operates a wastewater treatment facility which connects to the Hanover County wastewater treatment plant. The Mill has its own on-site industrial landfill for solid waste. The Company is presently exploring the feasibility of self supplying and treating all of its water requirements and is in active discussions with Hanover Country over modifying its present water contract.

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

The U.S. Environmental Protection Agency (the "EPA") has required that certain pulp and paper mills meet new air emissions and revised wastewater discharge standards for toxic and hazardous pollutants. These proposed standards are commonly known as the "Cluster Rules". Bear Island's operations are not subject to further control as a result of the current "Cluster Rules" and therefore, no related capital expenditures are anticipated.

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

EMPLOYEES

As of December 31, 1999, the Company had 246 employees, approximately 30% of which have been employed by the Company since its inception in 1979. The workforce is non-unionized and has been very receptive to flexible working conditions and requirements.

SALE OF TIMBERLANDS

During 1999, Timberlands sold substantially all of its properties. The net proceeds from these sales were utilized to reduce (i) Timberlands debt and (ii) debt incurred by the Company and Brant-Allen in connection with Brant-Allen's purchase of the equity interests in Timberlands and the Company. The Company has retained fiber supply arrangements which management believes will allow the Company to maintain fiber sourcing flexibility.

MANAGEMENT SERVICES AGREEMENT

Executive management of the Company and Soucy is provided by Brant-Allen, pursuant to a management contract (the "Management Services Agreement "). The Company's and Soucy's newsprint is sold through Brant-Allen, which currently markets approximately 452,800 tonnes of newsprint (222,500 tonnes for the Company and 230,300 tonnes for Soucy). Brant-Allen manages the Company and Soucy to maximize any available synergies. The Company benefits from the centralization of marketing, financial, administrative and distribution functions at Brant-Allen. These services are provided pursuant to the Management Services Agreement for which a management fee of 3% of annual net sales of the Company less transportation costs is payable by the Company, of which, since December 1, 1997, as a result of the Company's debt agreements, one third is payable in cash with the remainder contributed to the Company's capital. During 1999, the Company was charged $3,110,000 by Brant-Allen under the Management Services Agreement of which $1,037,000 was paid in cash and $2,073,000 was contributed to capital of the Company by Brant-Allen.

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

Brant-Allen was also the general partner of, and owned a 30% partnership interest in BITCO. In conjunction with the Acquisition, Brant-Allen also acquired 100% ownership of BITCO (the "Timberlands Acquisition") which was converted to Timberlands immediately prior to the closing of the Timberlands Acquisition. During 1999, Timberlands which owned and managed approximately 130,000 acres of timberland in Central Virginia, sold substantially all of its acreage. Proceeds from the sale of these timberlands, net of expenses and taxes were utilized to reduce (i) Timberlands Debt and (ii) debt incurred by the Company and Brant-Allen in connection with Brant-Allen's purchase of the equity interests in Timberlands and the Company.

In addition, Brant-Allen owns all the capital stock of Soucy Inc., a newsprint manufacturer located in Riviere-du-Loup in the Province of Quebec, Canada, which owns a newsprint machine that currently has an annual capacity of 67,300 tonnes. Soucy Inc. is also the general partner and owns a 50.1% interest in Soucy Partners, a limited partnership formed in 1974 with Dow Jones (39.9%) and Rexfor (a Quebec government-owned company) (10.0%). Soucy Partners owns and operates a mill, including a newsprint machine, with an annual production capacity of 158,300 tonnes. The two Soucy newsprint machines are located on Soucy Partners' plant site.

ITEM 2.  PROPERTIES.

The Mill is located on approximately 700 acres of land that is owned by the Company, which is approximately 80 miles south of Washington, D.C., and 25 miles north of Richmond, Virginia. In addition, the Company owns approximately 1,600 acres of land and timberland in Virginia.

ITEM 3.  LEGAL PROCEEDINGS.

From time to time the Company is involved in legal proceedings relating to claims arising out of its operations in the normal course of business. The Company believes that there are no material legal proceedings pending or threatened against the Company or any of its properties.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

Brant-Allen beneficially owns all the equity of each of the Company, Timberlands and Soucy Inc. Brant-Allen, in turn, is owned by Mr. Peter Brant and Mr. Joseph Allen.

ITEM 6.  SELECTED FINANCIAL DATA.

The following selected financial data are derived from the audited financial statements of the Predecessor for each of the years in the two year period ended December 31, 1996 and the eleven months ended November 30, 1997, as well as the audited financial statements of the Company for the one month ended December 31, 1997 and the years ended December 31, 1998 and 1999, for which the statements of operations are included elsewhere herein for the (i) Predecessor for the eleven months ended November 30, 1997 and (ii) Company for the one month ended December 31, 1997 and the years ended December 31, 1998 and 1999.

                                                                     Predecessor                           Company
                                                                     -----------                           -------

                                                                                  Eleven
                                                                                  Months    One Month
                                                                                   Ended      Ended
                                                                                 November    December
                                                     Years Ended December 31,       30,         31,     Years Ended December 31,
                                                     ------------------------------------     -----------------------------------
                                                            1995          1996       1997        1997          1998          1999
                                                                   (Dollars in Thousands, Except Tonnes Produced)
Income Statement Data:
 Net sales non-affiliates                               $ 70,960      $ 75,460   $ 59,548     $ 8,882      $ 95,870      $ 82,568
 Affiliates (1)                                           61,243        53,360     46,040       1,925        26,328        21,105
                                                        --------      --------   --------     -------      --------      --------

  Total sales                                            132,203       128,820    105,588      10,807       122,198       103,673
 Cost of sales                                           100,399       100,591     95,404       9,069        94,656        95,063
                                                        --------      --------   --------     -------      --------      --------

 Gross profit                                             31,804        28,229     10,184       1,738        27,542         8,610

Selling, general & administrative:
 Management fee to Brant-Allen                             3,961         3,865      3,175         325         3,666         3,110
 Other direct                                                224           153        573          45           536           394
                                                        --------      --------   --------     -------      --------      --------

 Income (loss) from operations                            27,619        24,211      6,436       1,368        23,340         5,106
                                                        --------      --------   --------     -------      --------      --------
Other income (expense):
 Interest income                                             603           666        591          --           201           149
 Interest expense                                         (5,986)       (5,398)    (4,332)     (1,633)      (18,892)      (17,097)
 Other income (expense)                                       33           (56)       (41)         53            --           863
                                                        --------      --------   --------     -------      --------      --------

  Total other expense                                     (5,350)       (4,788)    (3,782)     (1,580)      (18,691)      (16,085)
                                                        --------      --------   --------     -------      --------      --------

 (Loss) income before                                   $ 22,269      $ 19,423   $  2,654     $  (212)     $  4,649      $(10,979)
 extraordinary item
 Extraordinary item                                           --            --     (4,367)         --            --        (1,006)
                                                        --------      --------   --------     -------      --------      --------

 Net income (loss)                                      $ 22,269      $ 19,423   $ (1,713)    $  (212)     $  4,649      $(11,985)
                                                        ========      ========   ========     =======      ========      ========
Other Data:
   Operational EBITDA (2)                                $37,357       $34,245    $16,184      $2,190       $33,407       $15,752
   Adjusted operational
   EBITDA (3)                                                                                   2,406        36,068        17,825

                                                         Predecessor                     Company
                                              -------------------------------     ---------------------------------------
                                                                       Eleven
                                                                       Months      One Month
                                                                       Ended        Ended
                                                                      November     December
                                              Years Ended December 31,   30,           31,     Years Ended December 31,
                                              -------------------------------     ---------------------------------------
                                                1995       1996       1997            1997            1998       1999
                                                      (Dollars in Thousands, Except Ratios and Tonnes Produced)
Summary cash flow information:
   Net cash provided by (used in)
    operating activities                      $ 27,215   $ 30,368   $ 12,546            $  (4,024)  $ 20,623   $  2,547
   Net cash used in investing
    activities                                  (6,502)    (7,413)    (4,702)            (140,169)    (7,394)      (265)
   Net cash provided by (used in)
    financing activities                       (15,695)   (21,801)   (12,467)             145,545    (12,451)    (3,431)
   Depreciation                                  9,648      9,976      9,735                  822     10,033     10,615
   Depletion                                        90         58         13                   --         34         31
   Capital expenditures                          6,645      7,483      4,836                  239      7,544      3,009
   Saleable tonnes produced                    208,870    218,642    206,058               18,802    222,668    226,249

                                                                               As of December 31,
                                                                               ------------------

                                                             1995       1996                 1997       1998       1999
Balance Sheet Data:
  Cash and short-term investments                        $ 12,472   $ 13,625            $   1,353   $  2,131   $    981
  Working capital                                          23,901     22,037               18,176     17,375     15,449
  Property, plant and equipment, net                      115,941    116,953              194,262    190,777    181,059
  Total indebtedness (4)                                   55,368     52,171              196,435    184,946    138,291
  Total assets                                            160,523    160,460              232,485    229,251    214,587
  Total partners' equity/member's interest                 91,366     95,789               25,258     32,567     65,879

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

   (3) Adjusted EBITDA is defined as EBITDA (as shown in note (2) above) plus the noncash portion, or two-thirds, of the management fee to Brant-Allen after November 30, 1997. Pursuant to the limitation on restricted payments covenant of the Notes, payments by the Company for management fees are limited to Brant-Allen (or any of its Subsidiaries or Affiliates) to an amount per annum not in excess of 3% of net sales of the Company, of which no more than one third may be in cash.

   (4) Total indebtedness is defined as long-term debt and long-term purchase obligations and current portions thereof.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with "Item 6. Selected Financial Data" and the financial statements of the Company and related notes thereto included elsewhere in this report. Historically, the Predecessor's cost of manufacturing had also included an up charge (a margin in excess of the market price of the fiber) paid to BITCO with respect to wood, and a procurement fee per tonne of ONP and OMG, supplied or provided by BITCO to the Predecessor. This up charge and procurement fee was eliminated on December 1, 1997. See "Item 13. Certain Relationships and Related Transactions." Additionally, management has prepared pro forma results of operations for 1997 to enable a meaningful comparison between with 1998 results of operations. Accordingly, see "1998

Compared to Pro Forma 1997" discussion below, which compare the year ended December 31, 1997 on a pro forma basis assuming the transaction had occurred on January 1, 1997 with 1998 actual for a more meaningful comparison of operations.

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

Newsprint prices have been extremely volatile over the past five years. After hitting a high of $750 per tonne in the fourth quarter of 1995, newsprint prices decreased to a low of $466 per tonne in the third quarter of 1999. Newsprint prices in 1997 recovered from a level of $510 per tonne in the first quarter of 1997 to $560 per tonne in the fourth quarter. During 1998, Newsprint prices decreased from $582 per tonne in the first quarter to $573 per tonne in the fourth quarter. During 1999, newsprint prices averaged $495 per tonne. In February 2000 newsprint prices averaged $494 per tonne.

The table below summarizes the annual volumes and net selling prices of the Predecessor and the Company's newsprint during the periods indicated below:

                                   Predecessor                                 Company
                                  -------------                              -----------
                                                 Eleven Months  One Month
                                                   Ended          Ended
                       Years Ended December 31,  November 30,   December 31  Years Ended December 31,
                       ---------------------------------------  -------------------------------------

                            1995           1996           1997         1997         1998         1999
                        --------       --------       --------      -------     --------  -----------
TONNES SOLD              206,800        217,200        206,400       19,900      221,700      222,574
AVERAGE NET SELLING         $639           $593           $512         $544         $551         $466
PRICE

The Company's primary cost components consist of raw materials (wood, ONP, OMG, kraft pulp and chemicals), electrical energy, direct labor and certain fixed costs. Fixed costs consist of indirect labor and other plant related costs including maintenance expenses and mill overhead.

For the year ended December 31, 1999, raw materials, which are subject to significant price fluctuations based on supply and demand, represented 33.9% of the total cost of manufacturing. Electrical energy represented 15.4% and direct and indirect labor represented 22.7%of total cost of manufacturing. The Company currently uses a raw material mix of 50% TMP, 42% recycled fiber and 8% kraft pulp in its production process.

RESULTS OF OPERATIONS

1999 COMPARED TO 1998

Net sales decreased by $18.5 million, or 15.1%, to $103.7 million in 1999 from $122.2 million in 1998. The net sales decrease was principally due to a 15.4% decrease in average net selling prices for the Company's product, from an average net selling price of $551 per tonne in 1998 to an average net selling price of $466 per tonne in 1999, offset in part as a result of a 0.4% increase in sales volume to approximately 222,600 tonnes in 1999 from approximately 221,700 tonnes in 1998.

Cost of sales increased by $0.4 million, or 0.4%, to $95.1 million in 1999 from $94.7 million in 1998. This small increase was primarily attributable to the 0.4% increase in sales volume. Costs of sales as a percentage of net sales increased from 77.5% in 1998 to 91.7% in 1999 as a result of the decrease in average selling prices and a slight increase in cost per ton.

The Company's selling, general and administrative expenses decreased by $0.7 million, or 16.7%, to $3.5 million in 1999 from $4.2 million in 1998 primarily because of lower management fees paid by the Company to Brant-Allen in 1999, which resulted directly from decreased net sales.

As a result of the above factors, income from operations decreased by $18.2 million or 78.1% to $5.1 million in 1999 from $23.3 million in 1998.

The Company's interest expense decreased by $1.8 million, or 9.5%, to $17.1 million in 1999 from $18.9 million in 1998, due to scheduled payments of the Company's outstanding indebtedness and retirement of the Company's outstanding Term Loan Facility of $50.2 million offset by an increase of $4.0 million in the outstanding revolving line of credit during 1999.

The Company's other income including interest income increased by $0.8 million, or 400.0%, to $1.0 million in 1999 from $0.2 million in 1998 as a result of the sale of a portion of the Company's timberlands.

The extraordinary loss of $1.0 million incurred in the fourth quarter of 1999 was a result of a write off of a portion of the Company's deferred financing costs due to the early extinguishment of $49.6 million of debt on the Term Loan Facility.

As a result of the above factors, the Company incurred a net loss in 1999 of $12.0 million compared to net income of $4.6 million in 1998.

PRO FORMA CONDENSED STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1997

The following unaudited pro forma condensed statement of operations has been prepared by management from the historical financial statements of the Predecessor for the eleven months ended November 30, 1997 and the historical financial statements of the Company for the one-month ended December 31, 1997. The Acquisition, and the incurrence of debt, are assumed to have occurred at January 1, 1997. The pro forma condensed statement of operations for the year ended December 31, 1997 is not necessarily indicative of the results of operations that would have occurred for the year ended December 31, 1997, had the Acquisition and debt incurrence occurred January 1, 1997. In preparation of the pro forma condensed statement of operations, management has made certain estimates and assumptions that affect the amounts reported in the unaudited pro forma condensed statement of operations. The unaudited pro forma condensed statement of operations should be read in conjunction with the historical financial statements and related notes thereto of the Company which are included in this Form 10-K.

                                                                     Unaudited Pro Forma Condensed
                                                                         Statement of Operations
                                                                    for the Year Ended December 31, 1997
                                                                    ------------------------------------
                                         Predecessor
                                          Historical                       Pro Forma         Company                       Company
                                            Eleven                           Eleven         Historical                    Pro Forma
                                         Months Ended                      Months Ended      One Month                   Year Ended
                                         November 30,        Pro Forma      November 30,  Ended December     Pro Forma     December
                                             1997           Adjustments        1997          31, 1997       Adjustments    31, 1997
                                         ------------       -----------      -------        ---------       -----------   ---------

                                                                     (Dollars in Thousands, Except Notes)
Net sales                                   $105,588                        $105,588        $ 10,807                      $ 116,395
Cost of sales                                 95,404        $(3,666)(a)       89,387           9,069                         98,255
                                                               (753)(b)
                                                                201 (c)
                                                             (1,799)(d)                                       $  (201)(c)
                                            --------        -----------      -------        ---------         -------     ---------


Gross profit                                  10,184          6,017           16,201           1,738              201        18,140

Selling, general &
 administrative expenses:
 Management fee to
 Brant-Allen                                   3,175                           3,175             325                          3,500
 Other                                           573            275(e)           848              45                            893
                                            --------      ------------      --------         -------                       --------

 Income from operations                        6,436          5,742           12,178           1,368              201        13,747
Other income (deductions):
 Interest income                                 591                             591              --                            591
 Interest expense                             (4,332)       (13,282)(f)      (18,205)         (1,633)                       (19,838)

 Other                                           (41)          (591)(g)          (41)             53                             12
                                            --------   ----------------     --------         -------                       --------

 Income (loss) before
 Extraordinary item                         $  2,654       $ (8,131)        $ (5,477)        $  (212)            $201      $(5,488)
                                            ========       ========         ========         =======       ==========      ========


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

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal liquidity requirements have been for working capital, capital expenditures and debt service under the Company's loan agreements. These requirements have been met through cash flows from operations and/or loans under the Company's Revolving Credit Facility. In addition, the Company received four capital contributions from Brant-Allen in the year ended December 31, 1999, in May $7.5 million, in July $2.0 million, in September $1.7 million and in November $36.2 million all representing the excess proceeds from the sale of timberlands of the Bear Island Timberlands Company, L.L.C. In accordance with security agreements the capital contribution proceeds were used to pay down bank debt.

The Company's cash and short-term investments at December 31, 1999 were approximately $1.0 million, representing a decrease of approximately $1.1 million from $2.1 million at December 31, 1998. Net cash provided by operating activities was $2.5 million for the year ended December 31, 1999. Cash used in financing activities was $3.4 million and cash used in investing activities was $0.3 million for the year ended December 31, 1999. In total $77.8 million, was used to cover: capital expenditures of $3.0 million; a tax distribution of $4.1 million; and a reduction in long-term debt including purchase obligations of $70.7 million. The Company anticipates that cash provided from operations in the future, combined with borrowings under the Revolving Credit Facility will be sufficient to pay its operating expenses, satisfy debt-service obligations and fund capital expenditures.

For the year ended December 31, 1999, the Company's cash provided by operating activities decreased by 87.9% to $2.5 million from $20.6 million for the year ended December 31, 1998, primarily due to lower selling prices resulting in a net loss for the year ended December 31, 1999 compared to net income for the year ended December 31, 1998.

The Company made capital expenditures of $3.0 million and $7.5 million in the year ended December 31, 1999 and 1998, respectively, in connection with upgrading and maintaining its manufacturing facility. Management anticipates that the Company's total capital expenditures will increase for the year 2000 and will primarily relate to maintenance of its newsprint facilities and cost reduction projects, allowing the Company to improve quality and increase capacity, and therefore, enhance its competitive position.

At December 31, 1999, the Company had approximately $138.0 million of indebtedness, consisting of borrowings of $19.0 million under the Revolving Credit Facility, $19.0 million under the Term Loan Facility and $100.0 million under the Senior Secured Notes. In Addition, $6.0 million was available in unused borrowing capacity under the Revolving Credit Facility.

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

FOLLOWING THE ACQUISITION AND RELATED FINANCINGS

At the Completion of the Acquisition and the related financings on December 1, 1997, the Company had approximately $201.1 million of indebtedness, consisting of borrowings of $31 million under the Revolving Credit Facility, $70.0 million under the Term Loan Facility, $100 million under the Notes and approximately $130,000 in long-term purchase obligations. Immediately following the closing of the Acquisition, the Company used $5 million of cash on hand to reduce the outstanding balance of the Revolving Credit Facility. The Company's interest expense and indebtedness following the consummation of the Acquisition and related financings were significantly greater than they had been historically. Interest expense for the years ended December 31, 1999 and 1998, for the one-month ended December 31, 1997 and for the eleven months ended November 30, 1997 was approximately $17.1 million, $18.9 million, $1.6 million and $4.3 million, respectively. As of December 31, 1999, the Company had $19.0 million outstanding under its Revolving Credit Facility, leaving a balance of $6.0 million available for future drawdowns.

Although there can be no assurances, the Company believes that cash generated from operations together with cash on-hand and amounts available under the Revolving Credit Facilities will be sufficient to meet its debt service requirements, capital expenditures needs and working capital needs for the foreseeable future. The Company's future operating performance and ability to service the Bank Credit Facilities and the Notes and repay other indebtedness of the Company will be subject to future economic conditions and the financial success of the Company's business and other factors, many of which are not in the Company's control, including changes in market prices for newsprint, fiber costs, electrical rates and future government requirements as to environmental discharges and recycling content in newsprint. The Company currently anticipates that in order to pay the principal amount of the Notes at maturity, the Company will be required to refinance such Notes or adopt one or more alternatives, including reducing or delaying capital expenditures or seeking additional equity capital or other additional financing. None of the affiliates of the Company will be required to make any capital contributions or other payments to the Company with respect to the Issuer's obligations on the Notes (except to the extent that Timberlands or Soucy are required under the Indenture to make an Excess Proceeds Offer to the Holders of the Notes and the consummation of any such Excess Proceeds Offer is deemed to be a payment to the Company). Although the Company currently has no reason to believe that it will not be able to refinance the Notes at maturity, there can be no assurance that such refinancing or any alternative strategy could be effected upon satisfactory terms, if at all, or that any of the foregoing actions would enable the Company to make such principal payments on the Notes or that any of such actions would be permitted by the terms of any debt instruments of the Company or of any of the Company's affiliates then in effect.

Historically, the Company has had relatively few foreign sales, all of which have been denominated in U.S. dollars. On December 3, 1997, the Company entered into an interest rate swap transaction in the amount of $70,000,000, decreasing in increments of $10,000,000 annually, whereby the Company exchanged a floating three month London Interbank Offered Rate ("LIBOR") interest rate for a fixed rate of 6.13%. This swap arrangement was terminated in October 1999 and a gain of $150,000 was recognized.


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

The Company has in the past made significant capital expenditures to comply with current federal, state and local environmental laws and regulations. The Company believes that it is in substantial compliance with such laws and regulations, although no assurance can be given that it will not incur material liabilities and costs with respect to such laws and regulations in the future. Although the Company does not currently believe that it will be required to make significant expenditures for pollution control in the near future, no assurances can be given that future developments, such as the potential for more stringent environmental standards or stricter enforcement of environmental laws, will not cause the Company to incur such expenditures. The Company anticipates incurring the following environmental expenditures (over and above routine operating expenditures) over the next two years, including (i) $200,000 for the closure of one landfill for 2000 and 2001.

YEAR 2000 COMPLIANCE

With the passage of the critical January 1, 2000, and February 29, 2000, dates, the Company and, to management's knowledge, its suppliers and its customers, have not experienced any significant business disruptions as a result of the Year 2000 date change. The Company will continue to monitor its systems and communicate with its suppliers for ongoing Year 2000 compliance until it is reasonably assured that no significant business interruptions are likely to occur. Based on the actions taken by the Company and its experience to date, the Company does not believe that its operations will be materially impacted by the Year 2000 issue.

The Company estimates its total Year 2000 costs to be approximately  $275,000.

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes standards for accounting and disclosure of derivative instruments. This new standard is effective for fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued FAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," postponing FAS 133's effective date to fiscal quarters of fiscal years beginning after June 15, 2000. The implementation of this new standard is not expected to have a material effect on the Company's results of operations or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company is exposed to various market risk factors such as fluctuations in interest rates, as well as changes in the cost of raw materials. These risk factors can impact results of operations, cash flows and financial position. The Company manages these risks through regular operating and financing activities, and when necessary, the use of derivative financial instruments, such as interest rate swap contracts. These derivative instruments, when used, are with major financial institutions and are not for speculative or trading purposes.

The following analysis presents the effect on the Company's earnings, cash flows and financial position as if the hypothetical changes in market risk factors occurred on December 31, 1999. Only the potential impacts of these hypothetical assumptions are analyzed. The analysis does not consider other possible effects that could impact the Company's business.

At year-end 1999, the Company carried $138.3 million of outstanding debt on its books, with $38.0 million of that total held at variable interest rates. Holding all other variables constant, if interest rates hypothetically increased by 10%, the impact on earnings and cash flow would be an increase to interest expense of $232,000. Conversely, if interest rates hypothetically decreased by 10%, with all other variables held constant, the change in interest expense would be a decrease to interest expense of $238,000.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information about the Company's directors and executive officers:


NAME                         AGE                     POSITION
Peter M. Brant               52                      Co-Chairman of the Board of Directors and
                                                     Chief Executive Officer of the Company and
                                                     Timberlands; Co-Chairman, and Chief Executive Officer
                                                     of Brant-Allen; and Chief Executive Officer of Soucy Inc.

Joseph Allen                 58                      President, Co-Chairman of the Board of Directors, Chief Operating
                                                     Officer and Secretary of the Company and Timberlands; Co-Chairman and
                                                     Chief Operating Officer of Brant-Allen; and Chief Operating Officer of
                                                     Soucy Inc.

Edward D. Sherrick           54                      Vice President of Finance and
                                                     Director of the Company; Vice President of Finance
                                                     of Timberlands; Senior Vice President and Chief
                                                     Financial Officer of Brant-Allen; and Vice President
                                                     of Soucy Inc.

Thomas E. Armstrong          62                      Vice President of Sales and
                                                     Manufacturing and Director of the Company; Vice
                                                     President of Sales and Manufacturing of Timberlands;
                                                     Executive Vice President of Brant-Allen; and Vice
                                                     President of Soucy Inc.

Michael Conroy                60                     Director

Robert Flug                   52                     Director

The following table sets forth certain information about the Company's key employees:

NAME                         AGE                     POSITION

Emilio F. Rigato             52                      Mill Manager
Thomas Conte                 46                      Production Manager
Robert Jackson               60                      Human Resources Manager
Seth Hobart                  48                      Financial Manager
Robert Ellis                 49                      Manager of Engineering, Maintenance and Government Affairs of the Company

PETER M. BRANT. Mr. Brant is the Co-Chairman of the Board of Directors and Chief Executive Officer of the Company and Timberlands, the Co-Chairman and Chief Executive Officer of Brant-Allen and Chief Executive Officer of Soucy Inc. Mr. Brant jointly owns Brant-Allen with Mr. Joseph Allen. Mr. Brant has served as executive officer of the Company since its inception and has served as executive officer of Brant-Allen for over 30 years.

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

THOMAS CONTE. Mr. Conte joined the Company in January 2000 as Production Manager. From July 1989 to January 2000 Mr. Conte was with Alabama River Newsprint, Inc. as Assistant Papermachine Superintendent.

ROBERT JACKSON. Mr. Jackson has been the Human Resources Manager of the Company since 1979.

SETH HOBART. Mr. Hobart has been the Financial Manager of the Company since January 2000. From November 1979 to January 2000 Mr. Hobart was Controller of the Company. He has been with the Company since 1976.

ROBERT ELLIS. Mr. Ellis was named the Manager of Engineering, Maintenance and Governmental Affairs of the Company in February 2000. Prior to his latest promotion Mr. Ellis was Manager of Engineering Services and Governmental Affairs of the Company and has been with the Company since 1980.

ITEM 11. EXECUTIVE COMPENSATION.

No executive officer of Brant-Allen was paid any compensation by the Company between 1997 and 1999. All officers of the Company who also serve as officers of Brant-Allen have received and will continue to receive compensation from and, except as noted in the following paragraph, participate in employee benefit plans and arrangements sponsored by Brant-Allen, including, but not limited to, Brant-Allen's defined contribution retirement plan (known as the Brant-Allen Industries, Inc. Incentive Profit-Sharing Plan), employee insurance, long term disabilities, medical and other plans which are maintained by Brant-Allen or which may be established by Brant-Allen in the future except as noted in the following paragraph, these officers are not entitled to participate in the Company's employee benefit plans and arrangements.

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

MANAGEMENT SERVICES AGREEMENT

Concurrently with the closing of the Acquisition, the Company entered into the Management Services Agreement with Brant-Allen. Pursuant to the Management Services Agreement, Brant-Allen will continue to provide the Company with senior management treasury, financial and administrative (including marketing and sales) services. For these services, Brant-Allen will continue to be entitled to a monthly fee, payable in advance, calculated at the rate of 3% of the Company's net sales less transportation costs, of which since December 1, 1997, as a result of the Company's debt agreements, one third is payable in cash with the remainder contributed to the Company's capital. This fee amounted to $3,110,000, $3,666,000, $324,000 and $3,168,000 for the years ended December 31,1999 and
1998, the one-month ended December 31, 1997, and the eleven months ended November 30, 1997, respectively. See the accompanying financial statements of the Company. The Management Services Agreement has a term of five years and is automatically renewable for successive five-year terms unless earlier terminated by either party giving two years written notice. The Management Services Agreement contains customary indemnification provisions.

BRANT-ALLEN FEES FROM SOUCY

Brant-Allen also markets all of Soucy's newsprint and is, and will continue to be, compensated for these services in the form of monthly management service and royalty fees, payable in advance, calculated at a combined rate of 9.73% of Soucy Inc.'s consolidated net sales after transportation costs. Soucy Partners pays Soucy Inc. approximately 3% of Soucy Partners' cumulative annual net sales. For the years ended December 31, 1999, 1998, and 1997, Soucy Inc. paid Brant-Allen approximately Cdn$16,056,000, Cdn$17,082,000, and Cdn$13,192,000,
respectively, for management and selling services.

WOOD SUPPLY FROM BITCO AND ONP AND OMG PROCUREMENT

Prior to the consummation of the Transactions, BITCO supplied all the Predecessor's wood requirements at prices, including an up charge (a margin in excess of the market price of wood) that were negotiated annually. Concurrently with the consummation of the Transactions, the Company and Timberlands terminated these arrangements and entered into the Wood Supply Agreement. Under the Wood Supply Agreement there was no up charge and Timberlands supplied the Company with 40,000 cords of wood fiber annually at market prices determined by reference to the prices paid by the Company for wood fiber purchased from non-affiliated wood suppliers. Timberlands' and BITCO's wood sales to the Company and Predecessor were $2,930,000, $1,637,000, and $13,280,000 during the year ended December 31, 1998, the one month ended December 31, 1997 and the eleven months ended November 30, 1997, respectively. Effective December 1, 1998, the Company is purchasing all of its logs and pulp chips from outside suppliers at market prices. During 1999, Timberlands sold substantially all of its properties. The net proceeds from these sales were utilized to reduce (i) Timberlands debt and (ii) debt incurred by the Company and Brant-Allen in connection with Brant-Allen's purchase of the equity interest in Timberlands and the Company. See the accompanying financial statements of the Company.

Prior to the consummation of the Transactions, BITCO procured recycled paper for the Predecessor in exchange for a procurement fee based on the ONP and OMG tonnage procured. The Predecessor recognized costs of $2,029,000 for such fees during the eleven months ended November 30, 1997. See the accompanying financial statements of BITCO and Timberlands. The Company terminated this procurement arrangement concurrently with consummation of the Transactions and now procures ONP and OMG itself.

OTHER ARRANGEMENTS WITH TIMBERLANDS

The Company shares employees, facilities and recordkeeping systems with Timberlands, and the Company charges Timberlands monthly for its share of these costs. Accordingly, these shared employees receive benefits under the Company's defined contribution retirement plan and are eligible to participate in the Company's thrift plan. Costs associated with these plans are reimbursed monthly by Timberlands. Amounts paid to the Predecessor and the Company for shared costs, which are included in selling, general and administrative expenses, approximated $1,024,000, $782,000, $60,000 and $1,319,000, during the years ended December 31, 1999 and 1998, the one month ended December 31, 1997, the eleven months ended November 30, 1997, respectively. Timberlands also managed the Company's timberlands for which the Company and the Predecessor paid Timberlands and BITCO fees of approximately $62,500, $5,300, and $55,000, during the year ended December 31, 1998, the one month ended December 31, 1997 and the eleven months ended November 30, 1997, respectively. See the accompanying financial statements of the Company.

In 1988, the Predecessor and BITCO entered into an agreement for certain marketing and consulting services with The Elebash Company ("Elebash"), a real estate broker, whereby BITCO, in the case of sales of BITCO-owned land, or the Predecessor, in the case of sales of Predecessor-owned land, has agreed to pay Elebash two percent of the gross sales price of any land purchased or sold pursuant to the terms of the agreement. In this connection, BITCO and Timberlands paid Elebash approximately $3,000, $6,000 and $32,000, for the year ended December 31, 1998, the one-month ended December 31, 1997, and the eleven months ended November 30, 1997, respectively. Amounts paid to Elebash are included in selling, general and administrative expenses in the accompanying statements of income. This agreement was canceled effective January 6, 1998.

PURCHASE AGREEMENTS WITH DOW JONES AND THE WASHINGTON POST

The Company has contracted to sell newsprint to Dow Jones and The Washington Post pursuant to the Purchase Agreements. The Purchase Agreements have been extended through December 31, 2004 and are subject to the parties agreeing to pricing, which approximates market prices, on an annual basis. Each of Dow Jones and The Washington Post is obligated to purchase a minimum of approximately 45,000 tonnes of newsprint per year under the Purchase Agreements. In addition, the parties to the Purchase Agreements have the option to purchase additional quantities of newsprint as available.

The Company and the Predecessor have had five customers whose sales represent a significant portion of sales. Sales to Dow Jones approximated 20%, 22%, 18%, and 22% for the years ended December 31, 1999 and 1998, the one-month ended December 31, 1997, and the eleven months ended November 30, 1997, respectively. Sales to The Washington Post approximated 19%, 22%, 20%, and 22% for the years ended December 31, 1999 and 1998, the one-month ended December 31, 1997, and the eleven months ended November 30, 1997, respectively. Sales to Newhouse Group approximated 15%, 11%, 23%, and 10% for the years ended December 31, 1999 and 1998, the one-month ended December 31, 1997, and the eleven months ended November 30, 1997, respectively. Sales to Gannett approximated 12%, 11%, 13%, and 14% for the years ended December 31, 1999 and 1998, the one-month ended December 31, 1997, and the eleven months ended November 30, 1997, respectively. Sales to Knight-Ridder approximated 10% during the year ended December 31, 1998.

                                    PART IV

ITEM  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Exhibits and Financial Statements

  (1) See Index to Financial Statements and Schedule of Bear Island Paper Company, L.L.C. and Bear Island Paper Company, L.P. at page 25.

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

    4.4 Deed of Trust dated as of December 1, 1997, by and between the Company and Crestar Bank, as Trustee.*

    4.5 Company Pledge and Security Agreement, dated as of December 1, 1997, by and between the Company and Crestar Bank, as Trustee.*

    4.6 Hypotech Agreement, dated as of December 1, 1997, by and between Brant-Allen and Crestar Bank, as Trustee.*

    10.1 Bank Credit Agreement, dated as of December 1, 1997, by and among the Company, TD Securities (USA), Inc., Toronto Dominion (Texas), Inc., Christiania Bank OG Kreditkass ASA, Keyport Life Insurance Company, Prime Income Trust, Deeprock & Company, Merrill Lynch Senior Floating Rate Fund, Inc. and Van Kampen American Capital Prime Rate Trust.*

    10.2 The Management Services Agreement, dated as of December 1, 1997, by and among the Company and Brant-Allen.*

    10.3 The Wood Supply Agreement, dated as of December 1, 1997, by and among the Company and Timberlands.*

    10.4 The Newsprint Purchase Agreement, dated as of May 19, 1978, by and between the Company and the Dow Jones & Co., Inc.*

    10.4a Amendments to Newsprint Purchase Agreement, dated as of April 1, 1987, December 10, 1991, August 10, 1993 and April 22, 1996.

    10.5 The Newsprint Purchase Agreement, dated as of May 19, 1978, by and between the Company and The Washington Post.*

    10.5a Amendments to Newsprint Purchase Agreement, dated as of December 10, 1991, August 10, 1993 and April 22, 1996.

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

                       BEAR ISLAND PAPER COMPANY, L.L.C.

                                By:  /s/ Peter M. Brant
                                     ------------------

                                Name: Peter M. Brant
                                Title: Chairman of the Board of Directors and Chief Executive Officer of the Company

Date: March 30, 2000

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.


Signature                                     Title                                        Date
Principal Executive Officer

/s/ Peter M. Brant                            Chairman of the Board of Directors and       March 30, 2000
---------------------------                   Chief Executive Officer
Peter M. Brant

Principal Financial and Accounting Officer

/s/ Joseph Allen                              President, Co-Chairman of the Board of       March 30, 2000
---------------------------                   Directors, Chief Operating Officer and
Joseph Allen                                  Secretary


/s/ Edward D. Sherrick                        Vice President of Finance and Director of    March 30, 2000
---------------------------                   the Board of Directors
Edward D. Sherrick

/s/ Thomas E. Armstrong                       Vice President of Sales and Manufacturing    March 30, 2000
---------------------------                   and Director of the Board of Directors
Thomas E. Armstrong

/s/ Michael Conroy                            Director of the Board of Directors           March 30, 2000
---------------------------
Michael Conroy

/s/ Robert Flug                               Director of the Board of Directors           March 30, 2000
---------------------------
Robert Flug

            INDEX TO FINANCIAL STATEMENTS AND SCHEDULE OF BEAR ISLAND PAPER COMPANY, L.L.C. AND BEAR ISLAND PAPER COMPANY, L.P.

    BEAR ISLAND PAPER COMPANY, L.L.C.

    Balance Sheets--December 31, 1999 and 1998

    Statements of Operations--Years ended December 31, 1999 and 1998 and one month ended December 31, 1997

    Statements of Changes in Member's Interest--Years ended December 31, 1999 and 1998 and one month ended December 31, 1997

    Statements of Cash Flows--Years ended December 31, 1999 and 1998 and one month ended December 31, 1997

    BEAR ISLAND PAPER COMPANY, L.P.

    Statements of Operations--Eleven months ended November 30, 1997

    Statements of Changes in Partners' Equity--Eleven months ended November 30, 1997

    Statements of Cash Flows--Eleven months ended November 30, 1997


    Schedule II Valuation and Qualifying Accounts

BEAR ISLAND PAPER COMPANY, L.L.C.
(A VIRGINIA LIMITED LIABILITY CORPORATION)

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

PricewaterhouseCoopers [LOGO]

                                                      PricewaterhouseCoopers LLP
                                                      Riverfront Plaza West
                                                      901 East Byrd Street
                                                      Suite 1200
                                                      Richmond VA 23219-4071
                                                      Telephone (804) 697 1900
                                                      Facsimile (804) 697 1999

Report of Independent Accountants

To the Board of Directors and Member of
Bear Island Paper Company, L.L.C.:

In our opinion, the financial statements listed in the index appearing under
Item 14(a)(1) on page 25 present fairly, in all material respects, the financial position of Bear Island Paper Company, L.L.C. (a Virginia limited liability corporation) (the "Company") at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and the one month ended December 31, 1997 and Bear Island Paper Company, L.P.'s (collectively with the Company, the "Companies") results of operations and cash flows for the eleven months ended November 30, 1997, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 25 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Companies' management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 4 to the financial statements, the Companies had numerous significant related-party transactions with affiliates for the years ended December 31, 1999 and 1998, the one month ended December 31, 1997 and the eleven months ended November 30, 1997, which significantly impacted the financial statements of the Companies.

PricewaterhouseCoopers LLP

January 28, 2000

BEAR ISLAND PAPER COMPANY, L.L.C.
(A Virginia Limited Liability Corporation)
BALANCE SHEETS
December 31, 1999 and 1998

                                                                         December 31,
                                                                -----------------------------
                           ASSETS                                   1999             1998
Cash and short-term investments                                 $    981,199     $  2,130,787
Accounts receivable:
   Trade, less allowance for doubtful accounts of $67,778 in
       1999 and $73,073 in 1998                                    9,269,554        9,711,800
   Affiliates                                                      2,617,284        3,760,594
   Other                                                             473,979          196,957
Inventories                                                       12,975,282       13,827,824
Other current assets                                                 379,435          570,234
                                                                ------------     ------------

         Total current assets                                     26,696,733       30,198,196
                                                                ------------     ------------

Property, plant and equipment, at cost                           202,487,949      201,618,960
Less accumulated depreciation                                    (21,428,569)     (10,841,783)
                                                                ------------     ------------

         Net property, plant and equipment                       181,059,380      190,777,177
                                                                ------------     ------------

Deferred financing costs, net of accumulated amortization of
     $1,187,612 and $748,725 in 1999 and 1998, respectively        6,830,894        8,275,781
                                                                ------------     ------------

                                                                $214,587,007     $229,251,154
                                                                ============     ============

                           LIABILITIES

Current portion of long-term debt                                    700,000          700,000
Current portion of long-term purchase obligations                    130,566          384,693
Accounts payable and accrued expenses                              9,360,774       10,319,912
Due to affiliates                                                     11,791          111,320
Interest payable                                                   1,044,362        1,307,030
                                                                ------------     ------------

         Total current liabilities                                11,247,493       12,822,955
                                                                ------------     ------------

Long-term debt                                                   137,333,276      183,600,000
Long-term purchase obligations                                       127,248          261,470
                                                                ------------     ------------

                                                                 137,460,524      183,861,470
                                                                ------------     ------------

                            EQUITY

   Member's interest                                              77,553,705       28,130,250
   Retained earnings (accumulated deficit)                       (11,674,715)       4,436,479
                                                                ------------     ------------

                                                                $214,587,007     $229,251,154
                                                                ------------     ------------

The accompanying notes are an integral part of the financial statements.

BEAR ISLAND PAPER COMPANY, L.L.C.
(A Virginia Limited Liability Corporation)
STATEMENTS OF OPERATIONS

                                                                             Company                         Predecessor
                                                           ---------------------------------------------    -------------
                                                           For the year    For the year      One month      Eleven months
                                                               ended           ended           ended            ended
                                                           December 31,    December 31,     December 31,     November 30,
                                                           ------------    ------------     ------------    -------------
                                                               1999            1998             1997             1997
Net sales                                                  $ 82,567,715    $ 95,870,332     $  8,881,972    $  59,547,722
Net sales to affiliates                                      21,104,938      26,327,457        1,924,961       46,039,980
                                                           ------------    ------------     ------------    -------------

         Total net sales                                    103,672,653     122,197,789       10,806,933      105,587,702

Cost of sales                                                95,062,714      94,656,233        9,068,701       95,404,127
                                                           ------------    ------------     ------------    -------------

         Gross profit                                         8,609,939      27,541,556        1,738,232       10,183,575

Selling, general and administrative expenses:
   Management fees to affiliate                               3,110,180       3,665,934          324,835        3,174,722
   Other direct                                                 393,693         535,999           45,658          572,644
                                                           ------------    ------------     ------------    -------------

         Income from operations                               5,106,066      23,339,623        1,367,739        6,436,209
                                                           ------------    ------------     ------------    -------------

Other income (deductions):
   Interest income                                              148,995         201,491                           590,971
   Interest expense                                         (17,097,180)    (18,892,445)      (1,633,043)      (4,331,563)
   Other income (expense)                                       863,346                           53,114          (41,231)
                                                           ------------    ------------     ------------    -------------

                                                            (16,084,839)    (18,690,954)      (1,579,929)      (3,781,823)
                                                           ------------    ------------     ------------    -------------

         Income (loss) before
             extraordinary item                             (10,978,773)      4,648,669         (212,190)       2,654,386

Extraordinary item:
   Early extinguishment of debt                              (1,006,000)                                       (4,367,418)
                                                           ------------    ------------     ------------    -------------

           Net income (loss)                               $(11,984,773)   $  4,648,669     $   (212,190)   $  (1,713,032)
                                                           ------------    ------------     ------------    -------------

The accompanying notes are an integral part of the financial statements.

BEAR ISLAND PAPER COMPANY, L.L.C.
(A Virginia Limited Liability Corporation)
STATEMENTS OF CHANGES IN EQUITY

                                                    Brant-Allen    Dow Jones
                                                    Industries,     Virginia        Newsprint,
                                                       Inc.       Company, Inc.        Inc.           Total
                 Predecessor

Partners' equity:
   Contributed capital:
     Balances, December 31, 1996 and
         November 30, 1997                         $ 24,656,681    $ 31,882,500   $ 31,882,500   $  88,421,681
                                                   ============    ============   ============   =============

   Retained earnings (accumulated deficit):
     Balance, November 30, 1997                    $    813,056    $  2,420,523   $  2,420,523   $   5,654,102
                                                   ============    ============   ============   =============

===============================================================================================================
                   Company

Equity:
   Member's interest:
     Aggregate equity balances at
         December 1, 1997 and conversion
         to Bear Island Mergerco, L.L.C.             25,469,737      34,303,023     34,303,023      94,075,783
     Acquisition of 70% limited partnership
         interest by Bear Island Paper
         Company, L.L.C. and merger with
         Bear Island Mergerco, L.L.C.                         -     (34,303,023)   (34,303,023)    (68,606,046)
                                                   ------------    ------------   ------------    ------------
     Balance, December 31, 1997                    $ 25,469,737               -              -      25,469,737
                                                   ============    ============   ============

     Management fee payable contributed
         to capital by parent - year ended
         December 31, 1998                                                                           2,660,513
                                                                                                 -------------
     Balance, December 31, 1998                                                                     28,130,250

     Management fee payable contributed
         to capital by parent - year ended
         December 31, 1999                                                                           2,073,455

     Capital contributions from parent                                                              47,350,000
                                                                                                 -------------
     Balance, December 31, 1999                                                                  $  77,553,705
                                                                                                 =============

   Retained earnings (accumulated deficit):
     Net loss - one month ended
         December 31, 1997                                                                       $    (212,190)
                                                                                                 -------------
     Balance, December 31, 1997                                                                       (212,190)

     Net income - year ended
         December 31, 1998                                                                           4,648,669
                                                                                                 -------------
     Balance, December 31, 1998                                                                      4,436,479

     Net loss - year ended December 31,
         1999                                                                                      (11,984,773)

     Tax distributions to parent - 1999                                                             (4,126,421)
                                                                                                 -------------
     Balance, December 31, 1999                                                                  $ (11,674,715)
                                                                                                 =============

The accompanying notes are an integral part of the financial statements.

BEAR ISLAND PAPER COMPANY, L.L.C.
(A Virginia Limited Liability Corporation)
STATEMENTS OF CASH FLOWS

                                                                                     Company                         Predecessor
                                                                   --------------------------------------------     -------------
                                                                    For the year   For the year     One month       Eleven months
                                                                       ended         ended            ended             ended
                                                                    December 31,   December 31,    December 31,     November 30,
                                                                   -------------   ------------    ------------     -------------
                                                                        1999           1998            1997             1997
Operating activities:
  Net income (loss)                                                $ (11,984,773)  $  4,648,669    $   (212,190)     $ (1,713,032)
    Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
      Depreciation                                                    10,615,303     10,033,191         822,264         9,735,450
      Depletion                                                           31,022         33,605                            12,501
      Amortization of deferred financing costs                           438,887        669,339          79,386            54,307
      Noncash portion of extraordinary item                            1,006,000                                          419,930
      Increase in allowance for obsolescence                              63,000        324,500         152,000
      (Gain) loss on disposal of property, plant and equipment          (663,186)     1,204,076                           588,873
      (Increase) decrease in:
        Accounts receivable                                            1,308,534        463,984         207,797           868,132
        Inventories, excluding effects of obsolescence allowance         789,542         60,989        (606,791)          378,964
        Other current assets                                             190,799       (422,323)          7,008           106,781
      Increase (decrease) in:
        Accounts payable and accrued expenses for operating
            activities                                                 1,081,189      3,718,698      (3,856,796)        2,516,245
        Due to affiliate                                                 (66,401)       (73,738)     (1,416,656)           70,600
        Interest payable                                                (262,668)       (37,885)        800,228          (492,813)
                                                                   -------------   ------------    ------------     -------------

        Net cash provided by (used in) operating activities            2,547,248     20,623,105      (4,023,750)       12,545,938
                                                                   -------------   ------------    ------------     -------------

Investing activities:
  Purchases of property, plant and equipment                          (3,009,194)    (7,544,100)       (238,518)       (4,835,971)
  Proceeds from disposition of property, plant and equipment           2,743,852        150,000                           134,300
  Payment for purchase of partnership interest, net of cash
   acquired                                                                    -                   (139,930,098)
                                                                   -------------   ------------    ------------     -------------

        Net cash used in investing activities                           (265,342)    (7,394,100)   (140,168,616)       (4,701,671)
                                                                   -------------   ------------    ------------     -------------

BEAR ISLAND PAPER COMPANY, L.L.C.
(A Virginia Limited Liability Corporation)
STATEMENTS OF CASH FLOWS, Continued)

                                                                               Company                                Predecessor
                                                                    ----------------------------------------------   -------------
                                                                    For the year     For the year     One month      Eleven months
                                                                       ended            ended           ended            ended
                                                                    December 31,     December 31,     December 31,    November 30,
                                                                       1999             1998             1997            1997
                                                                    ------------    -------------     ------------   -------------
Financing activities:
   Contributions from parent                                        $ 47,350,000                      $  3,564,585
   Tax distributions to parent                                        (4,126,421)                       (3,564,585)
   Principal payments on long-term debt                              (70,266,724)   $ (11,700,000)     (47,000,000)  $  (6,000,000)
   Principal payments on promissory notes                                      -                                        (3,917,764)
   Principal payments on long-term purchase obligations                 (388,349)        (181,346)                      (2,549,049)
   Proceeds from issuance of long-term debt                           24,000,000                       201,000,000
   Payment of deferred financing costs                                         -         (569,921)      (8,454,585)
                                                                    ------------    -------------     ------------   -------------
         Net cash provided by (used in) financing activities          (3,431,494)     (12,451,267)     145,545,415     (12,466,813)
                                                                    ------------    -------------     ------------   -------------

         Net increase (decrease) in cash and short-term
             investments                                              (1,149,588)         777,738        1,353,049      (4,622,546)

Cash and short-term investments, beginning of period                   2,130,787        1,353,049                       13,625,322
                                                                    ------------    -------------     ------------   -------------

           Cash and short-term investments, end of period           $    981,199    $   2,130,787     $  1,353,049   $   9,002,776
                                                                    ============    =============     ============   =============

Supplemental disclosures of cash flow information:
   Cash paid for interest                                           $ 16,920,961    $  18,260,991     $    288,128   $   4,824,376
                                                                    ============    =============     ============   =============

Noncash investing and financing activities:
   Increase in property, plant and equipment and long-term
       purchase obligations for equipment acquisition               $          -    $     392,205                    $     305,000
                                                                    ============    =============                    =============
   Increase in promissory notes for equipment acquisition                                                                2,425,856
                                                                                                                     =============
   Management fee payable contributed to capital by parent          $  2,073,455        2,660,513
                                                                    ============    =============

The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS

1. Organization and Acquisition:

   Effective December 1, 1997, Bear Island Paper Company, L.L.C., a newly formed Virginia limited liability corporation (the "Company") completed the purchase of the 70% partnership interest (the "Acquisition") in Bear Island Paper Company, L.P. (the "Predecessor") (collectively the "Companies") previously owned by subsidiaries of Dow Jones & Company, Inc. ("Dow Jones") and The Washington Post Company ("The Washington Post"). Immediately before the Acquisition and certain related financings which were used to facilitate the funding of the Acquisition (see Note 7), the Predecessor was converted into Bear Island Mergerco, L.L.C. ("Mergerco") and Mergerco was then merged into the Company with the Company being the surviving entity. The Company is a wholly owned subsidiary of Brant-Allen Industries, Inc. ("Brant-Allen"), a Delaware corporation.

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

     Working capital                                             $  11,598,450
     Property, plant and equipment                                 163,383,956
     Other liabilities                                             (25,378,500)
                                                                 -------------

               Total purchase cost                               $ 149,603,906
                                                                 -------------

   As a result of the Acquisition and new basis of accounting, the Company's financial statements for the period subsequent to the Acquisition are not comparable to the Predecessor's financial statements for the periods prior to the Acquisition.

   On January 30, 1998, the Company completed its initial registration process which became effective pursuant to Section 8(A) of the Securities Act of 1933. Concurrent with becoming effective, the Company became subject to the information requirements of the Securities Exchange Act of 1934, as amended, and required to file reports and other information with the United States Securities and Exchange Commission.

   The Predecessor was constituted as a limited partnership on May 18, 1978, under the Virginia Uniform Limited Partnership Act, pursuant to a Limited Partnership Agreement, as amended (the "Partnership Agreement"), among:

   . Brant-Allen;
   . Dow Jones Virginia Company, Inc. ("D J Virginia"), a Delaware corporation and a wholly owned subsidiary of Dow Jones; and

       . Newsprint, Inc. ("Newsprint"), a Virginia corporation and a wholly owned subsidiary of The Washington Post.

   Brant-Allen was the general partner and D J Virginia and Newsprint were limited partners. Under the terms of the Partnership Agreement, as amended, D J Virginia's and Newsprint's equity interests were 35% each and Brant-Allen's equity interest was 30%. The Partnership Agreement, as amended, contained the following provisions:

       . The purpose of the Predecessor was to engage in the business of producing, selling and distributing newsprint by constructing, owning and operating a paper mill (the "Mill") in Hanover County, Virginia.

       . Brant-Allen, as general partner, had full and exclusive control of the business of the Predecessor, had active control of its management and provided marketing and certain administrative services for which it received a monthly management fee calculated at three percent of the newsprint sales after deducting related distribution costs. Brant-Allen was authorized to incur on behalf of the Predecessor, without the approval or consent of the partners, debt of up to $97,900,000.

       . The limited partners were not liable for any net losses or other debt or liability of the Predecessor to any extent, except for their respective contributions to capital.

       . Subject to the aforementioned provisions, the partners shared the net profits and losses, computed in accordance with generally accepted accounting principles consistently applied, based on their interests, as defined by the Partnership Agreement.

       . No partner was allowed to sell, assign or otherwise dispose of its interest, or any part thereof, in the Predecessor, unless it first offered such interest to the other partners as prescribed in the Partnership Agreement.

2. Liquidity:

   As shown in the accompanying 1999 statement of operations and the December 31, 1999 balance sheet, the Company incurred a net loss of $11,984,773 and had an accumulated deficit of $11,674,715. Management anticipates a smaller loss during 2000 and plans to improve cash flow through increases in the price of newsprint. The Company has approximately $6 million available under its Revolving Credit Facility (see Note 7) to fund cash requirements. Depending upon the realization of the increase in newsprint prices, management expects to be able to meet liquidity requirements for 2000; however, there exists a range of reasonably possible outcomes which could be significantly impacted by achieving the aforementioned.

3. Summary of Significant Accounting Policies:

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

   Inventories: Finished goods and raw materials inventories are valued at the lower of cost or market, with cost determined on the first-in, first-out ("FIFO") basis. Stores inventories are valued at the lower of average cost or market and are shown net of an allowance for obsolescence at December 31, 1999 and 1998 of approximately $539,500 and $476,500, respectively.

   Property, Plant and Equipment: The costs of major renewals and betterments are capitalized while the costs of maintenance and repairs are charged to income as incurred. When properties are sold or retired, their cost and the related accumulated depreciation or depletion are eliminated from the accounts and the gain or loss is reflected in income. The Companies capitalize interest costs as part of the cost of constructing significant assets. There were no capitalized interest costs during the years ended December 31, 1999 or 1998, the month ended December 31, 1997 or the eleven months ended November 30, 1997.

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

   Deferred Financing Costs: Costs directly associated with the issuance of debt have been deferred and are being amortized using the interest method over the life of the related debt. Unamortized balances written off in connection with early retirements of long-term debt are recognized as extraordinary items at the time of early retirement. The Predecessor amortized deferred financing costs using the straight-line method which approximated the interest method.

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

   The Companies have had five customers whose sales represent a significant portion of sales. Sales to one of these customers approximated 20%, 22%, 18% and 22% for the years ended December 31, 1999 and 1998, the one month ended December 31, 1997 and the eleven months ended November 30, 1997, respectively. Sales to a second customer approximated 19%, 22%, 20% and 22% for the years ended December 31, 1999 and 1998 , the one month ended December 31, 1997 and the eleven months ended November 30, 1997, respectively. Sales to a third customer approximated 15%, 11%, 23% and 10% for the years ended December 31, 1999 and 1998, the one month ended December 31, 1997 and the eleven months ended November 30, 1997, respectively. Sales to a fourth customer approximated 12%, 11%, 13% and 14% for the years ended December 31, 1999 and 1998, the one month ended December 31, 1997 and the eleven months ended November 30, 1997, respectively. Sales to a fifth customer approximated 10% during the year ended December 31, 1998.

   Newsprint Sales, the sales division of Brant-Allen, has entered into certain supply contracts, as amended, (the "Supply Contracts") with two customers. Under the terms of the Supply Contracts, as amended, Newsprint Sales is required to provide to these customers certain fixed volumes of newsprint at prices determined annually, through December 31, 2004.

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

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes standards for accounting and disclosure of derivative instruments. This new standard was effective for fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued FAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," postponing FAS 133's effective date to fiscal quarters of fiscal years beginning after June 15, 2000. The implementation of this new standard is not expected to have a material effect on the Company's results of operations or financial position.

4. Related-Party Transactions:

   The Company has contracted to sell newsprint to Dow Jones and The Washington Post. The agreements have been extended through December 31, 2004 and are subject to the parties agreeing to pricing, which approximate market prices, on an annual basis. Each of Dow Jones and The Washington Post is obligated to purchase a minimum of approximately 45,000 tons of newsprint per year under these agreements. In addition, they have the option to purchase additional quantities of newsprint as available.

   All sales and related collections are made through Newsprint Sales, a division of Brant-Allen. Brant-Allen provides similar sales and collection activities for F.F. Soucy, Inc. ("Soucy, Inc."), an affiliated Canadian newsprint company 100% owned by Brant-Allen. As part of the $70 million Term Loan Facility and the $50 million Revolving Credit Facility (see Note 6), Brant-Allen entered into a cash collateral agreement on December 1, 1997 (the "Collateral Agreement"). The Collateral Agreement requires that collections of the Company's receivables, by Newsprint Sales, at the end of any business day are not to exceed the sum of (i) the collected funds received by Newsprint Sales for the Company for such business day and the immediately preceding business day plus (ii) an additional amount not exceeding $100,000.

   The Companies received payments of approximately $234,100, $286,400, $21,200 and $230,000 from Brant-Allen as reimbursement for expenses incurred on behalf of Brant-Allen during the years ended December 31, 1999 and 1998, the month ended December 31, 1997 and the eleven months ended November 30, 1997, respectively. Additionally, the Company received payments of approximately $137,200 and $21,800 from F. F. Soucy, Inc. for expenses incurred on behalf of F. F. Soucy, Inc. during the years ended December 31, 1999 and 1998, respectively.

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

   The Predecessor was a party to a wood supply contract with Bear Island Timberlands Company, L.P. ("BITCO"), which was owned proportionately by the same partners of the Predecessor, whereby BITCO had guaranteed to supply all of the Predecessor's log and pulp chip requirements at prices negotiated annually. Purchases under the wood supply contract approximated $13,280,000 during the eleven months ended November 30, 1997. Pricing during the periods was as follows:

                                                             Eleven Months
                                                                 Ended
                                                             November 30,
                                                                 1997

     Actual                                                     $95.50

     Market                                                 $60.00 to $66.00

   Concurrent with the Acquisition, the Company modified certain terms of the wood supply contract with Bear Island Timberlands Company L.L.C. ("Timberlands"), the successor to BITCO resulting from the purchase by Brant-Allen of the 70% interest in BITCO not previously owned by Brant-Allen. The modification occurred to be reflective of wood purchases at market prices. Modified terms included changing the point of purchase of wood from the point of production to delivery to the Company's plant site and changing the purchase price from a negotiated price to market price. For the year ended December 31, 1998 and the one month ended December 31, 1997, the Company purchased approximately $2,929,500 and $1,637,000 from Timberlands under the wood supply contract, respectively. Effective December 1, 1998, the Company is purchasing all of its logs and pulp chips from outside suppliers at market prices.

   Prior to December 1, 1997, the Predecessor had contracted to pay BITCO a fee on a per ton basis for procuring recycled paper, of $24.31 for the eleven months ended November 30, 1997, respectively. The Predecessor recognized costs of approximately $2,028,500 for such procurement fees during the eleven months ended November 30, 1997, which are included in cost of sales in the accompanying financial statements. The actual costs of the procurement services provided to the Predecessor by BITCO for the same period was $213,000.

   The Companies charged Timberlands and BITCO for certain administrative and other expenses. These charges approximated $1,024,000, $782,000, $60,000 and $1,319,000 during the years ended December 31, 1999 and 1998, the one month ended December 31, 1997 and the eleven months ended November 30, 1997, respectively. The Companies also paid Timberlands approximately $62,500 and $5,300 and BITCO $55,000 during the year ended December 31, 1998, the one month ended December 31, 1997 and the eleven months ended November 30, 1997, respectively, for managing their timberlands.

   The Companies' receivables, payables and sales to partners and their affiliates were as follows:

                                                                 December 31,
                                                          -------------------------
                                                             1999            1998
    Due from Brant-Allen                                  $   91,309     $   20,010
    Due from Newsprint Sales                                 339,545      1,205,553
    Due from Dow Jones                                     2,172,968      2,369,136
    Due from Timberlands                                           -         80,586
    Due from F. F. Soucy, Inc. and Partners                   10,964         52,181
    Due from F. F. Soucy, Inc.                                 2,497              -
    Due to Timberlands                                        11,791              -
    Due to F. F. Soucy, Inc.                                       -         78,192

                                             Year                Year             One Month          Eleven Months
                                            Ended               Ended               Ended                Ended
                                         December 31,        December 31,        December 31,        November 30,
                                             1999                1998                1997                1997
                                         ------------        ------------        ------------        -------------
    Net sales to Dow Jones               $ 21,104,938        $ 26,327,457        $  1,924,961        $  23,012,477
    Net sales to The Washington
        Post                                   *                   *                   *                23,027,503

   *Effective December 1, 1997, not considered a related party.


   Sales to Dow Jones represented approximately 20%, 22%, 18% and 22% of total sales during the years ended December 31, 1999 and 1998, the one month ended December 31, 1997 and the eleven months ended November 30, 1997, respectively. Sales to The Washington Post represented approximately 22% of total sales during the eleven months ended November 30, 1997. The remaining sales were to other unaffiliated printing and publishing enterprises located primarily in the eastern United States.

5. Inventories:

   Inventories consisted of:

                                                                                             December 31,
                                                                                 ---------------------------------
                                                                                      1999                 1998
    Raw materials                                                                $  2,375,910         $  3,908,772
    Stores                                                                          8,083,267            8,759,809
    Finished goods                                                                  2,516,105            1,159,243
                                                                                 ------------         ------------

                                                                                 $ 12,975,282         $ 13,827,824
                                                                                 ------------         ------------

6. Property, Plant and Equipment:

   Property, plant and equipment is stated at cost and consists of the following:

                                                                    December 31,
                                                         --------------------------------
                                                               1999               1998
    Land                                                 $   1,548,847      $   1,548,847
    Timberlands                                              1,568,972          3,569,236
    Building                                                28,412,280         28,412,280
    Machinery and equipment                                169,217,500        162,176,778
    Construction in progress                                 1,740,350          5,911,819
                                                         -------------      -------------

                                                           202,487,949        201,618,960
    Less accumulated depreciation and depletion            (21,428,569)       (10,841,783)
                                                         -------------      -------------

                Total                                    $ 181,059,380      $ 190,777,177
                                                         -------------      -------------

   During the year ended December 31, 1998, the Company recorded charges for a net loss of $1,204,076 and during the eleven month period ended November 30, 1997, the Predecessor recorded charges for a net loss of $723,173 to record a write-down and disposal of certain operating assets in connection with increasing the capacity of the recycling equipment. The charges are included in cost of sales in the accompanying statements of operations.

   During 1999, the Company sold a portion of its timberlands for approximately $2.7 million and recognized a gain on the sale of $698,000 which is included in other income in the 1999 statement of operations.

7. Long-Term Debt:

   Long-term debt consisted of:

                                                                                             December 31,
                                                                                    -------------------------------
                                                                                       1999                1998
    Senior Secured Notes bearing interest at 10% (interest payable
        semi-annually commenced June 1, 1998); due 2007                             $100,000,000       $100,000,000

    Term Loan Facility bearing interest at 9.09% and 8.25% at December 31, 1999 and 1998, respectively (interest payable quarterly); principal of
        $175,000 due in 31 quarterly payments commenced March 31, 1998;
        remaining balance due December 31, 2005                                       19,033,276         69,300,000

    $25 million Revolving Credit Facility bearing interest at LIBOR plus 2.75%
        (8.84% and 8.31% at December 31, 1999 and 1998, respectively) for
        $20,000,000 and interest due monthly; prime plus 1.75% (10.25% and 9.5%
        at December 31, 1999 and 1998, respectively) for the remainder in excess
        of $20,000,000 and interest due quarterly; due December 31, 2003              19,000,000         15,000,000
                                                                                    ------------       ------------

                                                                                     138,033,276        184,300,000
    Less current portion                                                                 700,000            700,000
                                                                                    ------------       ------------

               Total long-term debt                                                 $137,333,276       $183,600,000
                                                                                    ------------       ------------

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

   During 1999, Timberlands sold the majority of its timberlands and distributed a portion of the proceeds of Brant-Allen. In turn, Brant-Allen made capital contributions to the Company of $47,350,000 which were used towards the retirement of approximately $49,600,000 on the Term Loan. In connection with this process, unamortized financing costs of $1,006,000 were written off and recorded as an extraordinary item in the 1999 statement of operations. In addition, the amounts available under the Revolving Loans were reduced from $50 million to $25 million effective November 23, 1999.

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

   The Notes are redeemable, together with accrued interest, at the option of the Company, in whole or in part, at any time on or after December 1, 2002, with sufficient notice at the redemption prices set forth below calculated beginning on December 1 of the years indicated:

                                         Redemption
                Year                        Price

                2002                      103.333%
                2003                      101.667
          2004 and thereafter             100.000

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

   The Notes are collateralized by (i) a second priority security interest in all real property of the Company and all personal property of the Company, to the extent such personal property is assignable, (ii) a third priority security interest in 100% of the membership interests in Timberlands and
   (iii) a second priority security interest in 65% of the issued and outstanding capital stock of Soucy Inc. ("Soucy Collateral") behind a shared first lien. The remaining 35% of the issued and outstanding capital stock of Soucy Inc. cannot be assumed, pledged, hypothecated, transferred or otherwise disposed by Brant-Allen without the consent of the required lenders. At any time when either (a) the Company has reduced its total committed debt to an amount that is not greater than $145 million as of the date of determination or (b) the Notes are rated investment grade, the Soucy Collateral will be released and all of the covenants and other provisions of the Notes with respect to Soucy Inc. will terminate. Effective December 1, 1999, the Company's total committed debt fell below the $145 million threshold and the Soucy Collateral was released and all of the covenants and other provisions of the Notes with respect to Soucy, Inc. were terminated.

   The Term Loan and Revolving Loans are partly collateralized by (i) a first priority security interest in a substantial portion of the assets of the Company, (ii) a shared first priority security interest (pro rata along with a $35 million senior secured two-year term loan to Brant-Allen from several banks and other financial institutions) in 65% of the common stock of Soucy Inc. and (iii) a second priority security interest in 100% of Brant-Allen's membership interest in Timberlands. The Term Loan and Revolving Loan are guaranteed by Brant-Allen. Effective December 1, 1999, the shared first priority security interest in 65% of the common stock of Soucy Inc. was released as collateral on the Term Loan and Revolving Loans.

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

   The fair values of the Term Loan and Revolving Loan approximate carrying values at December 31, 1999 and 1998. The fair value of the Notes was $97,750,000 at December 31, 1999 and approximated carrying value at December 31, 1998.

   Maturities on long-term debt for the four years after 2000 are approximately as follows: 2001 - $700,000; 2002 - $700,000; 2003 -$19,700,000; 2004 -
   $700,000; and thereafter - $115,500,000.

8. Long-Term Purchase Obligations:

   Capitalized purchase obligations for purchases of machinery and equipment, which approximate fair value, consisted of:

                                                                             December 31,
                                                                     ---------------------------
                                                                       1999              1998
     Long-term purchase obligations bearing interest at various rates ranging from approximately 7% to 8%; with
        principal payments ending in 2001                            $ 257,814         $ 646,163
     Less current portion                                              130,566           384,693
                                                                     ---------         ---------

                                                                     $ 127,248         $ 261,470
                                                                     ---------         ---------

   Payments on long-term purchase obligations for 2001 is approximately
$128,000.

9.  Environmental Letters of Credit:

    In accordance with requirements of the Virginia Department of Environmental Quality, the Company has outstanding irrevocable standby letters of credit of $430,000, $70,000 and $103,000 to cover potential closure and post-closure costs associated with the Company's landfills.

10. Derivative Financial Instruments:

    At December 31, 1998, the Company had outstanding a variable to fixed interest rate swap with a notional value of $60 million, with a term of five years maturing December 5, 2002. Under the terms of this agreement, the Company paid a fixed interest rate of 6.13% and received a variable rate based on 3-month London Interbank Offered Rates ("LIBOR") (5.25% at December 31, 1998). In October 1999, the interest rate swap was terminated and a gain of $150,000 was recognized as a result of the termination.

11. Employee Benefit Plans:

    The Companies provide a defined contribution retirement plan for substantially all employees. The annual cost of the plan, which is currently funded, is based on the compensation of participants.

    The Companies provide a thrift plan for substantially all employees which incorporates the provisions of Internal Revenue Code Subsection 401(k), whereby employees can make voluntary, tax-deductible contributions within specified limits. The Companies matched employee contributions at 60% during the years ended December 31, 1999 and 1998, the one month ended December 31, 1997 and the eleven months ended November 30, 1997, up to a maximum of 6% of an employee's base pay.

    The Companies' expense for both plans approximated $1,242,000, $1,238,000, $95,000 and $1,138,000 for the years ended December 31, 1999 and 1998, the one month ended December 31, 1997 and the eleven months ended November 30, 1997, respectively.

    The Companies are self-insured for employee medical, dental and disability claims up to $35,000 per claim per year. The Company provided an accrual of approximately $313,000 for claims incurred but not reported at December 31, 1999 and 1998.

                        VALUATION AND QUALIFYING ACCOUNTS
                       BEAR ISLAND PAPER COMPANY, L.L.C.&
                         BEAR ISLAND PAPER COMPANY, L.P.
                                 (IN THOUSANDS)


                                                                          ADDITIONS
                                                   BALANCE AT      CHARGED TO    CHARGED TO
                                                  BEGINNING OF     COSTS AND       OTHER                         BALANCE AT
DESCRIPTION                                          PERIOD         EXPENSES      ACCOUNTS       DEDUCTIONS     END OF PERIOD
-----------------------------------------------------------------------------------------------------------------------------
BEAR ISLAND PAPER COMPANY, L.L.C.:

YEAR ENDED DECEMBER 31, 1999

ALLOWANCE FOR DOUBTFUL ACCOUNTS
(DEDUCTED FROM ACCOUNTS RECEIVABLE)                        $73           -                -            ($5)a              $68

ALLOWANCE FOR STORES OBSOLESCENCE
(DEDUCTED FROM STORES INVENTORY)                          $477            $63             -               -              $540
                                                          ----           ----          ----            ----              ----
                                                          $550            $63             -               -              $608
                                                          ====           ====          ====            ====              ====

RESERVE FOR CAPPING OF LANDFILL                           $574           ($10)            -            ($9)b             $555

RESERVE FOR WORKMAN'S COMPENSATION CLAIMS                  $20              -             -               -               $20
                                                          ----           ----          ----            ----              ----
                                                          $594           ($10)            -            ($9)              $575
                                                          ====           ====          ====            ====              ====


YEAR ENDED DECEMBER 31, 1998

ALLOWANCE FOR DOUBTFUL ACCOUNTS
(DEDUCTED FROM ACCOUNTS RECEIVABLE)                        $73           -                -              -                $73

ALLOWANCE FOR STORES OBSOLESCENCE

(DEDUCTED FROM STORES INVENTORY)                          $152        $325                -              -               $477
                                                          ----        ----             ----           ----               ----
                                                          $225        $325                -              -               $550
                                                          ====        ====             ====           ====               ====
RESERVE FOR CAPPING OF LANDFILL                           $536         $70                -           ($32)b             $574

RESERVE FOR WORKMAN'S COMPENSATION CLAIMS                 $160           -                -          ($140)c              $20
                                                          ----        ----             ----           ----               ----
                                                          $696         $70                -          ($172)              $594
                                                          ====        ====             ====           ====               ====
ONE MONTH ENDED DECEMBER 31, 1997

ALLOWANCE FOR DOUBTFUL ACCOUNTS
(DEDUCTED FROM ACCOUNTS RECEIVABLE)                        $73           -                -              -                $73

ALLOWANCE FOR STORES OBSOLESCENCE
(DEDUCTED FROM STORES INVENTORY)                          $269        $152                -          ($269)d             $152

ALLOWANCE FOR COAL INVENTORY
(DEDUCTED FROM RAW MATERIAL INVENTORY)                    $150       ($150)               -              -                 $0
                                                          ----        ----             ----           ----               ----
                                                          $419          $2                -          ($269)              $225
                                                          ====        ====             ====           ====               ====

RESERVE FOR CAPPING OF LANDFILL                           $532          $6                -            ($2)b             $536

RESERVE FOR WORKMAN'S COMPENSATION CLAIMS                 $160           -                -              -               $160
                                                          ----        ----             ----           ----               ----
                                                          $692          $6                -            ($2)              $696
                                                          ====        ====             ====           ====               ====
BEAR ISLAND PAPER COMPANY, L.P.:

ELEVEN MONTHS ENDED NOVEMBER 30, 1997

ALLOWANCE FOR DOUBTFUL ACCOUNTS
(DEDUCTED FROM ACCOUNTS RECEIVABLE)                        $73           -                -              -                $73

ALLOWANCE FOR STORES OBSOLESCENCE
(DEDUCTED FROM STORES INVENTORY)                          $228         $41                -              -               $269

ALLOWANCE FOR COAL INVENTORY
(DEDUCTED FROM RAW MATERIAL INVENTORY)                    $150           -                -              -               $150
                                                          ----        ----             ----           ----               ----
                                                          $451         $41                -              -               $492
                                                          ====        ====             ====           ====               ====

RESERVE FOR CAPPING OF LANDFILL                           $237        $312                -           ($17)b             $532

RESERVE FOR SLUDGE LAND APPLICATION                        $10           -                -           ($10)e               $0

RESERVE FOR OSHA CITATION                                  $33           -                -           ($33)f               $0

RESERVE FOR WORKMAN'S COMPENSATION CLAIMS                 $160           -                -              -               $160
                                                          ----        ----             ----           ----               ----
                                                          $440        $312                -           ($60)              $692
                                                          ====        ====             ====           ====               ====


a) WRITE OFF OF ACCOUNTS RECEIVABLE
b) PAYMENTS FOR CAPPING AND MAINTENANCE OF LANDFILL CELLS
c) WRITE DOWN OF RESERVE FOR LACK OF POTENTIAL CLAIMS FROM PAST YEARS
d) ELIMINATION OF STORES INVENTORY RESERVE UPON ALLOCATION OF PURCHASE PRICE ADJUSTMENT TO PURCHASED ASSETS
e) PAYMENTS FOR THE APPLICATION OF SLUDGE FROM HOLDING TANKS
f) PERIODIC WRITE DOWN OF OHSA CITATION RESERVE PER AGREEMENT