Form 10-Q
period 2000-03-31
BEAR ISLAND PAPER CO LLC
filed 2000-05-12
CIK 1051249

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

         (Mark One)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

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

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS
                                             BEAR ISLAND PAPER COMPANY, L.L.C.
                                                 CONDENSED BALANCE SHEETS


                                                                                       March 31,          December 31,
                                               ASSETS                                    2000                1999
                                                                                    ----------------   -----------------
                                                                                       (Unaudited)
 Current assets:
     Cash and short-term investments                                                $       716,887    $        981,199
     Accounts receivable                                                                 13,042,878          12,360,817
     Inventories                                                                         12,740,281          12,975,282
     Other current assets                                                                   516,793             379,435
                                                                                    ----------------   -----------------

             Total current assets                                                        27,016,839          26,696,733

 Property, plant and equipment                                                          202,836,101         202,487,949
 Less accumulated depreciation                                                          (24,250,054)        (21,428,569)
                                                                                    ----------------   -----------------

             Net property, plant and equipment                                          178,586,047         181,059,380
                                                                                    ----------------   -----------------

 Deferred financing costs                                                                 6,657,004           6,830,894
                                                                                    ----------------   -----------------

               Total assets                                                         $   212,259,890    $    214,587,007
                                                                                    ================   =================


                                  LIABILITIES AND MEMBER'S EQUITY

 Current liabilities:
     Current portion of long-term debt                                                      798,667             830,566
     Accounts payable and accrued liabilities                                             8,644,644           9,372,565
     Accrued interest payable                                                             3,543,306           1,044,362
                                                                                    ----------------   -----------------

               Total current liabilities                                                 12,986,617          11,247,493

 Long-term debt                                                                         135,285,524         137,460,524
                                                                                    ----------------   -----------------

               Total liabilities                                                        148,272,141         148,708,017
                                                                                    ----------------   -----------------

 Member's equity:
     Contributed capital                                                                 79,581,074          77,553,705
     Retained earnings (accumulated deficit)                                            (15,593,325)        (11,674,715)
                                                                                    ----------------   -----------------

             Total member's equity                                                       63,987,749          65,878,990
                                                                                    ----------------   -----------------

               Total liabilities and member's equity                                $   212,259,890    $    214,587,007
                                                                                    ================   =================
 See accompanying notes to the condensed financial statements.

                                             BEAR ISLAND PAPER COMPANY, L.L.C.
                                            CONDENSED STATEMENTS OF OPERATIONS
                                                        (UNAUDITED)



                                                                                       Three months ended March 31,
                                                                                    -----------------------------------
                                                                                          2000               1999
 Net sales                                                                          $   26,368,436     $    25,977,791
 Cost of sales                                                                         (25,953,004)        (22,024,366)
                                                                                    ---------------    ----------------

             Gross profit                                                                  415,432           3,953,425

 Selling, general and administrative expenses:

     Management fees to Brant-Allen                                                       (791,053)           (779,334)
     Other                                                                                 (27,208)            (79,469)
                                                                                    ---------------    ----------------

             Income (loss) from operations                                                (402,829)          3,094,622

 Other income (deductions):
     Interest expense                                                                   (3,537,360)         (4,637,322)
     Other income                                                                           21,579              44,722
                                                                                    ---------------    ----------------

               Net income (loss)                                                    $   (3,918,610)    $    (1,497,978)
                                                                                    ===============    ================
 See accompanying notes to the condensed financial statements.

                          BEAR ISLAND PAPER COMPANY, L.L.C.
                         CONDENSED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)



                                                    Three months ended March 31,
                                                -----------------------------------
                                                        2000               1999
 Operating activities:
     Net income (loss)                          $    (3,918,610)    $   (1,497,978)
     Adjustments to reconcile net income(loss)
           to net cash provided by
           operating activities:
       Depreciation and depletion                     2,821,485          2,570,311
       Amortization of deferred financing
         costs                                          173,890            259,361
       Loss on disposal/write-down of property,
         plant and equipment                            160,400             52,103
     Changes in current assets and liabilities:
       Accounts receivable                             (682,061)         1,400,253
       Inventory                                        235,001           (994,233)
       Other current assets                            (137,358)           467,320
       Accounts payable and accrued
         liabilities                                   (200,552)        (1,105,077)
       Accrued interest payable                       2,498,944          2,523,165
                                                ----------------   ----------------

             Cash provided by operating
                   activities                           951,139          3,675,225
                                                ----------------   ----------------

 Investment activities:
     Purchases of property, plant and
           equipment                                   (508,552)          (898,911)
     Proceeds from disposal of property, plant
           and equipment                                                     6,904
                                                ----------------   ----------------

             Net cash used in investing
                   activities                          (508,552)          (892,007)
                                                ----------------   ----------------

 Financing activities:
     Principal payments on long-term debt            (2,206,899)        (2,496,087)
     Contributions to capital from parent             1,500,000
                                                ----------------   ----------------

             Net cash used in financing
                   activities                          (706,899)        (2,496,087)
                                                ----------------   ----------------

             Net increase (decrease)in cash            (264,312)           287,131

 Cash and short-term investments, beginning
       of period                                        981,199          2,130,787
                                               -----------------  -----------------

               Cash and short-term
                     investments, end of
                     period                     $       716,887    $     2,417,918
                                                ================   ================

 Noncash financing activities:
     Contributions from Brant-Allen             $       527,369    $       519,557
                                                ================   ================

 See accompanying notes to the condensed financial statements.

                        BEAR ISLAND PAPER COMPANY, L.L.C.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. In the opinion of management, the accompanying condensed financial statements of Bear Island Paper Company, L.L.C. (the "Company") contain all adjustments necessary to present fairly, in all material respects, the Company's financial position as of March 31, 2000 and December 31, 1999 and the Company's condensed results of operations and cash flows for the three-month periods ended March 31, 2000 and 1999. All adjustments are of a normal and recurring nature. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Form 10K filed on March 30, 2000. The December 31, 1999 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

     The results of operations for the three-month period ended March 31, 2000 should not be regarded as necessarily indicative of the results that may be expected for the entire year.



2. The Company is a wholly owned subsidiary of Brant-Allen Industries, Inc. ("Brant-Allen"), a Delaware corporation.

     A component of selling, general and administrative expenses as shown on the statements of operations includes aggregate management fees charged by Brant-Allen. There are restrictions on payment of the management fee. During the three months ended March 31, 2000 and 1999, the Board of Directors of Brant-Allen contributed the unpaid accrued portion of the management fee amounting to $527,369 and $519,557, respectively, to the Company's capital. This portion of the management fee is limited as to payment by the Company to Brant-Allen under the restrictive covenants to the $100 million principal amount of 10% Senior Secured Notes due 2007 (the "Notes"). The contribution of this accrued liability has been reflected as an addition to contributed capital in the accompanying condensed balance sheet at March 31, 2000. Brant-Allen's Board also agreed that until further action is taken by the Board, future accrued fees (which are not payable in cash because of the Notes' restrictive covenants) should be contributed to the Company's capital.

     There are also certain restrictions on distributions paid to Brant-Allen. Distributions are allowed for a portion of profits in excess of certain amounts. In addition, distributions are allowed for amounts necessary to pay for the tax liabilities of the members resulting from the Company's operations. During the three months ended March 31, 2000 and 1999, no amounts were paid to Brant-Allen to pay such tax liabilities.

                        BEAR ISLAND PAPER COMPANY, L.L.C.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3. No provision for income taxes is required in the financial statements since each member of the parent Company is individually liable for any income tax that may be payable on its share of the Company's taxable income.


4. Finished goods and raw materials inventories are valued at the lower of cost or market, with cost determined on the first-in, first-out ("FIFO") basis. Stores inventories are valued at the lower of average cost or market.

     Inventories consisted of:

                                             March 31, 2000   December 31, 1999
                                            ---------------   -----------------

          Raw materials                     $    2,592,131     $     2,375,910
          Stores                                 8,270,767           8,083,267
          Finished goods                         1,877,383           2,516,105
                                            ---------------   -----------------
                                            $   12,740,281     $    12,975,282
                                            ===============   =================


5.   Long-term debt consisted of:

                                              March 31, 2000   December 31, 1999
                                             ----------------  -----------------

          10% Senior Secured Notes           $   100,000,000   $    100,000,000

          Term Loan Facility                      18,858,276         19,033,276

          Revolving Credit Facility               17,000,000         19,000,000

          Long-term purchase obligations             225,915            257,814
                                             ----------------  -----------------
                                                 136,084,191        138,291,090
          Less current portion                       798,667            830,566
                                             ----------------  -----------------
                       Total long-term debt  $   135,285,524   $    137,460,524
                                             ================  =================

                        BEAR ISLAND PAPER COMPANY, L.L.C.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6. The Company was a party to a wood supply contract with Bear Island Timberlands Company, L.L.C. ("Timberlands") an affiliate and wholly owned subsidiary of Brant-Allen, whereby Timberlands guaranteed to supply all of the Company's log and pulp chip requirements at market prices. During the three months ended March 31, 2000 all log and pulp chips were purchased from outside vendors due to the suspension of Timberlands' operations in 1998. The Company has negotiated a number of fiber supply contracts covering approximately 183,000 cords of chips and roundwood for periods ranging from three months to one year. During 1999, management liquidated substantially all Company and Timberlands owned timberlands and as a result all fiber supplies will be effectuated with independent wood suppliers.

     The Company charged Timberlands for certain administrative and other expenses. These charges approximated $66,000 and $379,000 during the three months ended March 31, 2000 and 1999, respectively.

     The Company's receivables and payables to affiliates and the Company's sales to an affiliate were as follows:

                                              March 31, 2000   December 31, 1999
                                             ----------------  -----------------

      Due from Brant-Allen                   $        41,942   $        36,683
      Due from Newsprint Sales                       325,187           154,914
      Due from Dow Jones & Company, Inc.           2,059,142         2,225,542
      Due from Timberlands                                             459,684
      Due from F.F. Soucy, Inc. and Partners          29,231            75,071
      Due to F.F. Soucy, Inc.                         10,326            70,975
      Due to Timberlands                              42,703


                                                Three Months Ended March 31,
                                             ----------------------------------
                                                     2000             1999

     Net sales to Dow Jones & Company, Inc.  $    4,910,285    $     5,561,199


     Net sales to Dow Jones & Company, Inc. represented approximately 19% and 21% of total sales during the three months ended March 31, 2000 and 1999, respectively. The remaining sales were to other unaffiliated printing and publishing enterprises located primarily in the United States.

                        BEAR ISLAND PAPER COMPANY, L.L.C.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"),"Accounting for Derivative Instruments and Hedging Activities." FAS 133 establishes standards for accounting and disclosure of derivative instruments. This new standard is effective for fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued FAS No. 137, "Accounting for Derivative and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," postponing FAS 133's effective date to fiscal quarters of fiscal years beginning after June 15, 2000. The implementation of this new standard is not expected to have a material effect on the Company's results of operations or financial position.

8. During 1999, the Company and Timberlands sold substantially all of their timberland properties. The net proceeds from these sales were utilized to reduce (i) Timberlands debt and (ii) debt incurred by the Company and Brant-Allen in connection with Brant-Allen's purchase of the equity interests in Timberlands and the Company.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors affecting the results of operations of the Company during the periods included in the accompanying condensed statements of operations and the changes in the Company's financial condition since December 31, 1999.

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

THREE MONTHS ENDED MARCH 31, 2000, COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

Net sales increased by $0.4 million, or 1.5%, to $26.4 million in the first quarter of 2000, from $26.0 million in the first quarter of 1999. This increase was attributable to a 12.3% increase in sales volumes to approximately 56,600 metric tons ("tonnes") in the first quarter of 2000, from approximately 50,400 tonnes in the first quarter of 1999 and offset by a 9.7% decrease in the average net selling price of the Company's products. The Company's net selling price for newsprint decreased to an average of $466 per tonne in the first quarter of 2000 from an average of $516 per tonne in the first quarter of 1999.

Cost of sales increased by $4.0 million, or 18.2%, to $26.0 million in the first quarter of 2000 from $22.0 million in the first quarter of 1999. This increase was attributable primarily to a 5.0% increase in unit manufacturing costs per tonne and by the 12.3% increase in sales volumes mentioned above. The increase in unit manufacturing cost per tonne was a result of a 16.7% increase in fiber costs primarily due to increased prices for kraft and ONP. Cost of sales as a percentage of net sales increased to 98.5% in the first quarter of 2000, from 84.6% in the first quarter of 1999, due to depressed newsprint selling prices in the first quarter of 2000 and increased unit costs of manufacturing as noted above.

The Company's selling, general and administrative expenses decreased by $0.1 million, or 11.1%, to $0.8 million in the first quarter of 2000 from $0.9 million in the first quarter of 1999. This decrease was primarily attributable to a reduction of administrative expenses.

As a result of the above factors, income from operations decreased by $3.5 million to a loss of $0.4 million in the first quarter of 2000 from a profit of $3.1 million in the first quarter of 1999.

The Company's interest expense decreased $1.1 million, or 24.0%, to $3.5 million in the first quarter of 2000 compared to $4.6 million in the first quarter of 1999, due to scheduled amortization of the Company's outstanding indebtedness of $0.7 million and repayments to the Company's Term Loan Facility of $49.3 million offset by an increase of $4.0 million in the outstanding Revolving Credit Facility.

As a result of the above factors, the Company reported a net loss of $3.9 million in the first quarter of 2000 compared to net loss of $ 1.5 million in the first quarter of 1999.

Liquidity and Capital Resources

The Company's principal liquidity requirements have been for working capital, capital expenditures and debt service under the Company's loan agreements. These requirements have been met through cash flows from operations and/or loans under the Company's Revolving Credit Facility. In addition, the Company received a capital contribution from Brant-Allen in the first quarter of 2000 of $1.5 million.

The Company's cash and short-term investments at March 31, 2000 were $0.7 million, representing a decrease of $0.3 million from $1.0 million at December 31, 1999. Net cash provided by operating activities was $1.0 million for the first quarter of 2000. Cash used in financing activities in the first quarter of 2000 was $0.7 million compared to $2.5 million in the first quarter 1999 and cash used in investing activities in the first quarter of 2000 was $0.5 million compared to $0.9 million in the first quarter of 1999. In total, $2.7 million, was used to cover: capital expenditures of $0.5 million and a reduction in long-term debt including purchase obligations of $2.2 million. The Company anticipates that cash provided from operations in the future, combined with borrowings under the Revolving Credit Facility will be sufficient to pay its operating expenses, satisfy debt-service obligations and fund capital expenditures.

In the first quarter of 2000, the Company's cash provided by operating activities decreased by 73.0% to $1.0 million from $3.7 million in the first quarter of 1999, primarily due to lower selling prices and higher costs of sales resulting in a net loss in first quarter 2000 of $3.9 million compared to net loss of $1.5 million in first quarter 1999.

The Company made capital expenditures of $0.5 million and $0.9 million in the first quarter of 2000 and the first quarter of 1999, respectively, in connection with upgrading and maintaining its manufacturing facility. Management anticipates that the Company's total capital expenditures for the balance of 2000 and 2001 will primarily relate to maintenance of its newsprint facilities and cost reduction projects, allowing the Company to improve quality and increase capacity, and, therefore, enhance its competitive position.

At March 31, 2000, the Company had approximately $136.1 million of indebtedness, consisting of borrowings of $17.0 million under the Revolving Credit Facility, $18.9 million under the Term Loan Facility, $100 million under the Notes and approximately $0.2 million in long-term purchase obligations. In addition, $8.0 million was available in unused borrowing capacity under the Revolving Credit Facility.

Year 2000 Compliance

With the passage of the critical January 1, 2000 and February 29, 2000 dates, the Company and, to management's knowledge, its suppliers and its customers have not experienced any significant business disruptions as a result of the Year 2000 date change. The Company will continue to monitor its systems and communicate with its suppliers for ongoing Year 2000 compliance until it is reasonably assured that no significant business interruptions are likely to occur. Based on the actions taken by the Company and its experience to date, the Company does not believe that its operations will be materially impacted by the Year 2000 issue.

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