Form 10-Q
period 2000-06-30
BEAR ISLAND PAPER CO LLC
filed 2000-08-09
CIK 1051249

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                                   (Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                            THE EXCHANGE ACT OF 1934

                        Commission file number: 333-42201

                        BEAR ISLAND PAPER COMPANY, L.L.C.
             (Exact name of registrant as specified in its charter)

            Virginia                                            06-0980835
State or other jurisdiction of                               (I.R.S. Employer
Incorporation or organization)                            Identification Number)

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                     --   ---

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Not Applicable.

                        BEAR ISLAND PAPER COMPANY, L.L.C.
                                      INDEX


                                                                         Page(s)
 Part I.  Financial Information

     Item 1   Financial Statements

       Condensed Balance Sheets                                            1

       Condensed Statements of Income                                      2

       Condensed Statements of Cash Flows                                  3

       Notes to Condensed Financial Statements                             4


     Item 2

       Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                            6


 Part II.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K                             8


 Signatures                                                                9

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS
                               BEAR ISLAND PAPER COMPANY, L.L.C.
                                    CONDENSED BALANCE SHEETS


                                                             June 30,          December 31,
                        ASSETS                                 2000                1999
                                                          ----------------   -----------------
                                                            (Unaudited)
 Current assets:
     Cash and short-term investments                      $       216,011    $        981,199
     Accounts receivable, net                                  12,986,201          12,360,817
     Inventories                                               11,600,413          12,975,282
     Other current assets                                         982,148             379,435
                                                          ----------------   -----------------

             Total current assets                              25,784,773          26,696,733

 Property, plant and equipment                                203,893,901         202,487,949
 Less accumulated depreciation                                 27,071,538          21,428,569
                                                          ----------------   -----------------

             Net property, plant and equipment                176,822,363         181,059,380
                                                          ----------------   -----------------

 Deferred financing costs, net                                  6,487,637           6,830,894
                                                          ----------------   -----------------

               Total assets                               $   209,094,773    $    214,587,007
                                                          ================   =================


          LIABILITIES AND MEMBER'S EQUITY

 Current liabilities:
     Current portion of long-term debt                            766,075             830,566
     Accounts payable and accrued liabilities                   8,948,444           9,372,565
     Accrued interest payable                                   1,050,740           1,044,362
                                                          ----------------   -----------------

               Total current liabilities                       10,765,259          11,247,493

 Long-term debt                                               137,110,524         137,460,524
                                                          ----------------   -----------------

               Total liabilities                              147,875,783         148,708,017
                                                          ----------------   -----------------

 Member's equity:
     Contributed capital                                       79,581,074          77,553,705
     Retained earnings (accumulated deficit)                  (18,362,084)        (11,674,715)
                                                          ----------------   -----------------

             Total member's equity                             61,218,990          65,878,990
                                                          ----------------   -----------------

               Total liabilities and member's equity      $   209,094,773    $    214,587,007
                                                          ================   =================
 See accompanying notes to the condensed financial statements.

                                            BEAR ISLAND PAPER COMPANY, L.L.C.
                                              CONDENSED STATEMENTS OF INCOME
                                                       (UNAUDITED)


                                                   Three months ended June 30,           Six months ended June 30,
                                                -----------------------------------  -----------------------------------
                                                       2000               1999              2000               1999
                                                       ----               ----              ----               ----
 Net sales                                      $   27,639,702     $    26,474,098   $    54,008,138    $    52,451,889
 Cost of sales                                      24,247,815          23,980,580        50,200,819         46,004,946
                                                ---------------    ----------------  ----------------   ----------------

             Gross profit                            3,391,887           2,493,518         3,807,319          6,446,943

 Selling, general and administrative expenses:

     Management fees to Brant-Allen                   (276,397)           (794,223)       (1,067,450)        (1,573,557)
     Other                                             (47,563)           (195,336)          (74,771)          (274,805)
                                                ---------------    ----------------  ----------------   ----------------

             Income from operations                  3,067,927           1,503,959         2,665,098          4,598,581

 Other income (deductions):
     Interest expense                               (3,539,425)         (4,394,001)       (7,076,785)        (9,031,323)
     Other income (expense)                             51,986             332,271            73,565            376,993
                                                ---------------    ----------------  ----------------   ----------------

               Net income (loss)                $     (419,512)    $    (2,557,771)  $    (4,338,122)   $    (4,055,749)
                                                ===============    ================  ================   ================

 See accompanying notes to the condensed financial statements.

                          BEAR ISLAND PAPER COMPANY, L.L.C.
                         CONDENSED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                    Six months ended June 30,
                                                -----------------------------------
                                                        2000               1999
                                                        ----               ----
 Operating activities:
     Net income (loss)                          $    (4,338,122)   $    (4,055,749)
     Adjustments to reconcile net income
           to net cash provided by
           operating activities:
       Depreciation and depletion                     5,642,969          5,292,811
       Amortization of deferred financing
         costs                                          343,257            351,177
       Loss/(Gain) on disposal/write-down of
         property, plant and equipment                  160,400           (261,706)
     Changes in current assets and liabilities:
       Accounts receivable                             (625,384)         1,888,345
       Inventory                                      1,374,869            994,404
       Other current assets                            (602,713)           117,678
       Accounts payable and accrued
         liabilities                                    103,248           (481,719)
       Accrued interest payable                           6,378            (46,956)
                                                ----------------   ----------------

             Cash provided by operating
                   activities                         2,064,902          3,798,285
                                                ----------------   ----------------

 Investment activities:
     Purchases of property, plant and
           equipment                                 (1,566,352)        (1,285,569)
     Proceeds from disposal of property, plant
           and equipment                                 --                596,706
                                                ----------------   ----------------

             Net cash used in investing
                   activities                        (1,566,352)          (688,863)
                                                ----------------   ----------------

 Financing activities:
     Proceeds from issuance of long-term
           debt                                       4,000,000          5,000,000
     Principal payments on long-term debt            (4,414,491)       (13,451,016)
     Tax distribution to parent                      (2,349,247)        (3,003,383)
     Contributions to capital from parent             1,500,000          7,500,000
                                                ----------------   ----------------

             Net cash used in financing
                   activities                        (1,263,738)        (3,954,399)
                                                ----------------   ----------------

             Net increase (decrease) in cash           (765,188)          (844,977)

 Cash and short-term investments, beginning
       of period                                        981,199          2,130,787
                                               -----------------  -----------------

               Cash and short-term
                     investments, end of
                     period                     $       216,011    $     1,285,810
                                                ================   ================

 Noncash financing activities:
     Contributions from Brant-Allen             $       527,369    $     1,049,041
                                                ================   ================

 See accompanying notes to the condensed financial statements.

                        BEAR ISLAND PAPER COMPANY, L.L.C.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. In the opinion of management, the accompanying condensed financial statements of Bear Island Paper Company, L.L.C. (the "Company") contain all adjustments necessary to present fairly, in all material respects, the Company's financial position as of June 30, 2000 and December 31, 1999 and the Company's condensed results of operations for the three- and six-month periods ended June 30, 2000 and 1999 as well as the Company's condensed cash flows for the six-month periods ended June 30, 2000 and 1999. All adjustments are of a normal and recurring nature. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Form 10K filed on March 30, 2000. The December 31, 1999 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     The results of operations for the six-month period ended June 30, 2000 should not be regarded as necessarily indicative of the results that may be expected for the entire year.


2. The Company is a wholly owned subsidiary of Brant-Allen Industries, Inc. ("Brant-Allen"), a Delaware corporation.

     A component of selling, general and administrative expenses as shown on the statements of operations includes aggregate management fees charged by Brant-Allen. Prior to April 1, 2000 there were restrictions on payment of the management fee. During the six months ended June 30, 2000 and prior to April 1, 2000 the Board of Directors of Brant-Allen contributed unpaid accrued portions of the management fee totaling $527,369 to the Company's capital. The corresponding management fee and contribution for the six-month period ended June 30, 1999 was $1,049,041. This portion of the management fee was limited as to payment in cash by the Company to Brant-Allen under the restrictive covenants to the $100 million principal amount of 10% Senior Secured Notes due 2007 (the "Notes"). The contribution of this accrued liability had been reflected as an addition to contributed capital in the accompanying condensed balance sheet at June 30, 2000. Effective April 1, 2000, the Company amended this arrangement reducing the management fee to 1% of net sales from 3% of net sales and eliminating any restrictions on payment. This had the effect of reducing selling, general and administrative expenses by $553,000 during the quarter and six-months ended June 30, 2000.

     There are also certain restrictions on distributions paid to Brant-Allen. Distributions are allowed for a portion of profits in excess of certain amounts. In addition, distributions are allowed for amounts necessary to pay for the tax liabilities of the members resulting from the Company's operations. During the six-months ended June 30, 2000 $2,349,247 was paid to Brant-Allen to pay such tax liabilities. In the six-months ended June 30, 1999 $3,003,383 was paid to Brant-Allen for such tax liabilities.

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

     Inventories consisted of:

                                      June 30, 2000       December 31, 1999
                                     ---------------      -----------------

          Raw materials              $    2,630,020       $      2,375,910
          Stores                          7,945,264              8,083,267
          Finished goods                  1,025,129              2,516,105
                                     ---------------      -----------------
                                     $   11,600,413       $     12,975,282
                                     ===============      =================


5.       Long-term debt consisted of:

                                              June 30, 2000    December 31, 1999
                                             ----------------  -----------------

         Senior Secured Notes                $   100,000,000   $    100,000,000

         Term Loan Facility                       18,683,276         19,033,276

         Revolving Credit Facility                19,000,000         19,000,000

         Long-term purchase obligations              193,323            257,814
                                             ----------------  -----------------
                                                 137,876,599        138,291,090
         Less current portion                        766,075            830,566
                                             ----------------  -----------------
                      Total long-term debt   $   137,110,524   $    137,460,524
                                             ================  =================

                        BEAR ISLAND PAPER COMPANY, L.L.C.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6. The Company was a party to a wood supply contract with Bear Island Timberlands Company, L.L.C. ("Timberlands") an affiliate and wholly owned subsidiary of Brant-Allen, whereby Timberlands guaranteed to supply all of the Company's log and pulp chip requirements at market prices. During the six months ended June 30, 2000 all log and pulp chips were purchased from outside vendors due to the suspension of Timberlands' operations in 1998. The Company has negotiated a number of fiber supply contracts covering approximately 183,000 cords of chips and roundwood for periods ranging from three months to one year. During 1999, management liquidated substantially all Company and Timberlands owned timberlands and as a result all fiber supplies will be effectuated with independent wood suppliers.

     The Company charged Timberlands for certain administrative and other expenses. These charges approximated $78,000 and $798,000 during the six months ended June 30, 2000 and 1999, respectively.

     The Company's receivables and payables and the Company's sales to an affiliate were as follows:

                                                                     June 30, 2000   December 31, 1999
                                                                   ----------------  -----------------

          Due from Brant-Allen                                     $         8,768   $        91,309
          Due from Newsprint Sales                                         538,677           339,545
          Due from Dow Jones & Company, Inc.                             2,433,531         2,172,968
          Due from F.F. Soucy, Inc. and Partners                            48,404            10,964
          Due from F.F. Soucy, Inc.                                         18,543             2,497
          Due to Timberlands                                               202,497            11,791

                                                        Three Months Ended June 30,         Six Months ended June 30,
                                                          2000              1999              2000             1999
                                                   ----------------------------------  -------------------------------
          Net sales to Dow Jones & Company, Inc.   $    5,978,491    $    5,389,119    $    10,888,776  $   10,950,318


     Sales to Dow Jones & Company, Inc. represented approximately 22% and 20% of total sales during the three- and six- month periods ended June 30, 2000 and 20% and 21% during the three- and six- month periods ended June 30, 1999, respectively. The remaining sales were to other unaffiliated printing and publishing enterprises located primarily in the eastern United States.

7. In June 1998, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." FAS 133 establishes standards for accounting and disclosure of derivative instruments. This new standard is effective for fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued FAS No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", postponing SFAS No. 133's effective date to fiscal quarters of fiscal years beginning after June 15, 2000. The implementation of this new standard is not expected to have a material effect on the Company's results of operations or financial position.

8. During 1999, the Company and Timberlands sold substantially all of their timberland properties. The net proceeds from these sales were utilized to reduce (i) Timberlands debt and (ii) debt incurred by the Company and Brant-Allen in connection with Brant-Allen's purchase of the equity interests in Timberlands and the Company.

ITEM II.

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


THREE MONTHS ENDED JUNE 30, 2000, COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Net sales increased by $1.1 million, or 4.2%, to $27.6 million in the second quarter of 2000, from $26.5 million in the second quarter of 1999. This increase was attributable to a 7.8% increase in the average net selling price of the Company's products and was offset in part by a 3.2% decrease in sales volumes to approximately 55,400 metric tons ("tonnes") in the second quarter of 2000, from approximately 57,225 tonnes in the second quarter of 1999. The Company's net selling price for newsprint increased to an average of $498 per tonne in the second quarter of 2000 from an average of $463 per tonne in the second quarter of 1999.

Cost of sales increased by $0.2 million, or 0.8%, to $24.2 million in the second quarter of 2000 from $24.0 million in the second quarter of 1999. This increase was attributable primarily to a 4.5% increase in unit manufacturing costs per tonne and offset by the 3.2% decrease in sales volumes as mentioned above. The increase in unit manufacturing cost per tonne was a result of 6.2% increase in fiber costs primarily due to increased prices for old newspapers ("ONP"). Cost of sales as a percentage of net sales decreased to 87.7% in the second quarter of 2000, from 90.6% in the second quarter of 1999, due to a net increase in newsprint selling prices in the second quarter of 2000 and offset by the increase in unit costs of manufacturing as noted above.

The Company's selling, general and administrative expenses decreased by $0.5 million, or 62.5%, to $0.3 million in the second quarter of 2000 from $1.0 million in the second quarter of 1999. This decrease was attributable to the 200 basis points reduction in the management fee to Brant-Allen. Effective April 1, 2000 the management fee to Brant-Allen for administrative services was reduced from 3% to 1%.

As a result of the above factors, income from operations increased by $1.6 million to $3.1 million in the second quarter of 2000 from $1.5 million in the second quarter of 1999.

The Company's interest expense decreased $0.9 million, or 20.5%, to $3.5 million in the second quarter of 2000 compared to $4.4 million in the second quarter of 1999, due to scheduled amortization of the Company's outstanding indebtedness and accelerated repayments on the Company's Term Loan Facility as a result of the liquidation of timberlands partially offset by an increase in the outstanding Revolving Credit Facility.

As a result of the above factors, the Company reported a net loss of $0.4 million in the second quarter of 2000 compared to net loss of $2.6 million in the second quarter of 1999.



SIX MONTHS ENDED JUNE 30, 2000, COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Net sales increased by $1.5 million, or 2.9%, to $54.0 million in the first six months of 2000, from $52.5 million in the first six months of 1999. This increase was attributable to a 4.1% increase sales volumes to approximately 112,000 tonnes in the first six months of 2000, from approximately 107,600 tonnes in the first six months of 1999 and was offset in part by a 1.0% decrease in the average net selling price of the Company's products. The Company's net selling price for newsprint decreased to an average of $482 per tonne in the first six months of 2000 from an average of $487 per tonne in the first six months of 1999.

Cost of sales increased by $4.2 million, or 9.1%, to $50.2 million in the first six months of 2000 from $46.0 million in the first six months of 1999. This increase was attributable primarily to a 4.7% increase in unit manufacturing costs per tonne and by the 4.1% increase in sales volumes, mentioned above. The increase in unit manufacturing cost per tonne was a result of a 12.1% increase in fiber costs primarily due to increased prices for ONP. Cost of sales as a percentage of net sales increased to 93.0% in the first six months of 2000, from 87.6% in the first six months of 1999, due to a net decrease in newsprint selling prices in the first six months of 2000 and by the increase in unit costs of manufacturing as noted above.

The Company's selling, general and administrative expenses decreased by $0.8 million, or 42.1%, to $1.1 million in the first six months of 2000 from $1.9 million in the first six months of 1999. This decrease was attributable to the 200 basis points reduction in the management fee to Brant-Allen for the period April 1, 2000 through June 30, 2000. Effective April 1, 2000 the management fee to Brant-Allen for administrative services was reduced from 3% to 1%.

As a result of the above factors, income from operations decreased by $1.9 million to $2.7 million in the first six months of 2000 from $4.6 million in the first six months of 1999.

The Company's interest expense decreased $1.9 million, or 21.1%, to $7.1 million in the first six months of 2000 compared to $9.0 million in the first six months of 1999, due to scheduled amortization of the Company's outstanding indebtedness and accelerated repayments on the Company's Term Loan Facility as a result of the liquidation of timberlands partially offset by an increase in the outstanding Revolving Credit Facility.

As a result of the above factors, the Company reported a net loss of $4.3 million in the first six months of 2000 compared to net loss of $4.1 million in the first six months of 1999.


Liquidity and Capital Resources.

The Company's principal liquidity requirements have been for working capital, capital expenditures and debt service under the Company's loan agreements. These requirements have been met through cash flows from operations and/or loans under the Company's Revolving Credit Facility. In addition, the Company received a $1.5 million capital contribution from Brant-Allen in the first six months of 2000.

The Company's cash and short-term investments at June 30, 2000 were $0.2 million, representing a decrease of $0.8 million from $1.0 million at December 31, 1999. Net cash provided by operating activities was $2.1 million for the first six months ended June 30, 2000. Cash used in financing activities was $1.6 million and cash used in investing activities was $1.3 million for the six months ended June 30, 2000. In total, $4.3 million was used to cover capital expenditures of $1.6 million, a tax distribution of $2.3 million and a net reduction in long-term debt including purchase obligations of $0.4 million. The Company anticipates that cash provided from operations in the future, combined with borrowings under the Revolving Credit Facility will be sufficient to pay its operating expenses, satisfy debt-service obligations and fund capital expenditures.

In the first six months of 2000, the Company's cash provided by operating activities decreased by 44.7% to $2.1 million from $3.8 million in the first six months of 1999, primarily due to lower selling prices and higher costs of sales resulting in a net loss in first six months 2000 of $4.3 million compared to net loss of $4.1 million in the first six months of 1999.

The Company made capital expenditures of $1.6 million and $1.3 million in the first six months of 2000 and the first six months of 1999, respectively, in connection with upgrading and maintaining its manufacturing facility. Management anticipates that the Company's total capital expenditures for the balance of 2000 and 2001 will primarily relate to maintenance of its newsprint facilities and cost reduction projects.

At June 30, 2000, the Company had approximately $137.9 million of indebtedness, consisting of borrowings of $19.0 million under the Revolving Credit Facility, $18.7 million under the Term Loan Facility, $100 million under the Notes and approximately $0.2 million in long term purchase obligations. In addition, $6.0 million was available in unused borrowing capacity under the Revolving Credit Facility.

Year 2000 Compliance.

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



                                          BEAR ISLAND PAPER COMPANY, L.L.C.



                                          By:  /s/ Peter M. Brant
                                              -------------------------------
                                          Peter M. Brant
                                          President, Chairman of the Board and
                                                       Chief Executive Officer



                                          By:  /s/ Edward D. Sherrick
                                              -------------------------------
                                          Edward D. Sherrick
                                          Vice President of Finance
                                          (Principal Financial Officer and
                                              Chief Accounting Officer)