Form 10-Q
period 2000-09-30
BEAR ISLAND PAPER CO LLC
filed 2000-11-13
CIK 1051249

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                                   (Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000

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

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

                        BEAR ISLAND PAPER COMPANY, L.L.C.
                            CONDENSED BALANCE SHEETS

                                                                                      September 30,       December 31,
                                               ASSETS                                    2000                1999
                                                                                    ----------------   -----------------
                                                                                      (Unaudited)
 Current assets:
     Cash and short-term investments                                                $     1,716,760    $        981,199
     Accounts receivable, net                                                            12,345,441          12,360,817
     Inventories                                                                         12,528,596          12,975,282
     Other current assets                                                                   588,104             379,435
                                                                                    ----------------   -----------------

             Total current assets                                                        27,178,901          26,696,733

 Property, plant and equipment                                                          204,289,566         202,487,949
 Less accumulated depreciation                                                           29,758,023          21,428,569
                                                                                    ----------------   -----------------

             Net property, plant and equipment                                          174,531,543         181,059,380
                                                                                    ----------------   -----------------

 Deferred financing costs, net                                                            6,327,656           6,830,894
                                                                                    ----------------   -----------------

               Total assets                                                         $   208,038,100    $    214,587,007
                                                                                    ================   =================


                                  LIABILITIES AND MEMBER'S EQUITY

 Current liabilities:
     Current portion of long-term debt                                                      827,954             830,566
     Accounts payable and accrued liabilities                                             8,428,425           9,372,565
     Accrued interest payable                                                             3,595,560           1,044,362
                                                                                    ----------------   -----------------

               Total current liabilities                                                 12,851,939          11,247,493

 Long-term debt                                                                         133,808,276         137,460,524
                                                                                    ----------------   -----------------

               Total liabilities                                                        146,660,215         148,708,017
                                                                                    ----------------   -----------------

 Member's equity:
     Contributed capital                                                                 79,581,074          77,553,705
     Retained earnings (accumulated deficit)                                            (18,203,189)        (11,674,715)
                                                                                    ----------------   -----------------

             Total member's equity                                                       61,377,885          65,878,990
                                                                                    ----------------   -----------------

               Total liabilities and member's equity                                $   208,038,100    $    214,587,007
                                                                                    ================   =================


 See accompanying notes to the condensed financial statements.

                        BEAR ISLAND PAPER COMPANY, L.L.C.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                  Three months ended September 30,     Nine months ended September 30,
                                                -----------------------------------  -----------------------------------
                                                       2000               1999              2000               1999
 Net sales                                      $   28,259,755     $    26,009,215   $    82,267,893    $    78,461,104
 Cost of sales                                      23,157,209          24,536,072        73,358,028         70,541,018
                                                ---------------    ----------------  ----------------   ----------------

             Gross profit                            5,102,546           1,473,143         8,909,865          7,920,086

 Selling, general and administrative expenses:

     Management fees to Brant-Allen                   (282,598)           (780,276)       (1,350,048)        (2,353,833)
     Other                                             (16,845)            (28,523)          (91,616)          (303,328)
                                                ---------------    ----------------  ----------------   ----------------

             Income from operations                  4,803,103             664,344         7,468,201          5,262,925

 Other income (deductions):
     Interest expense                               (3,594,957)         (4,501,105)      (10,671,742)       (13,532,428)
     Other income (expense)                            115,547              20,204           189,112            397,197
                                                ---------------    ----------------  ----------------   ----------------

               Net income (loss)                $    1,323,693     $    (3,816,557)  $    (3,014,429)   $    (7,872,306)
                                                ===============    ================  ================   ================

 See accompanying notes to the condensed financial statements.

                        BEAR ISLAND PAPER COMPANY, L.L.C.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                  Nine months ended September 30,
                                                -----------------------------------
                                                        2000               1999
 Operating activities:
     Net income (loss)                          $    (3,014,429)   $    (7,872,306)
     Adjustments to reconcile net (loss)
           to net cash provided by
           operating activities:
       Depreciation and depletion                     8,329,454          8,015,311
       Amortization of deferred financing
         costs                                          503,238            627,977
       Loss/(Gain) on disposal/write-down of
         property, plant and equipment                  160,400           (261,706)
     Changes in current assets and liabilities:
       Accounts receivable                               15,376          1,338,691
       Inventory                                        446,686          1,226,859
       Other current assets                            (208,669)          (121,839)
       Accounts payable and accrued
         liabilities                                   (416,771)           642,958
       Accrued interest payable                       2,551,198          2,434,220
                                                ----------------   ----------------

             Cash provided by operating
                   activities                         8,366,483          6,030,165
                                                ----------------   ----------------

 Investment activities:
     Purchases of property, plant and
           equipment                                 (1,962,017)        (2,178,944)
     Proceeds from disposal of property, plant
           and equipment                                 --                596,706
                                                ----------------   ----------------

             Net cash used in investing
                   activities                        (1,962,017)        (1,582,238)
                                                ----------------   ----------------

 Financing activities:
     Proceeds from issuance of long-term
           debt                                       4,000,000          5,000,000
     Principal payments on long-term debt            (7,654,860)       (17,765,658)
     Tax distribution to parent                      (3,514,045)        (3,564,902)
     Contributions to capital from parent             1,500,000         11,200,000
                                                ----------------   ----------------

             Net cash used in financing
                   activities                        (5,668,905)        (5,130,560)
                                                ----------------   ----------------

             Net increase (decrease) in cash            735,561           (682,633)

 Cash and short-term investments, beginning
       of period                                        981,199          2,130,787
                                               -----------------  -----------------

               Cash and short-term
                     investments, end of
                     period                     $     1,716,760    $     1,448,154
                                                ================   ================

 Noncash financing activities:
     Contributions from Brant-Allen             $       527,369    $     1,569,224
                                                ================   ================


 See accompanying notes to the condensed financial statements.

                        BEAR ISLAND PAPER COMPANY, L.L.C.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. In the opinion of management, the accompanying condensed financial statements of Bear Island Paper Company, L.L.C. (the "Company") contain all adjustments necessary to present fairly, in all material respects, the Company's financial position as of September 30, 2000 and December 31, 1999 and the Company's condensed results of operations for the three- and nine-month periods ended September 30, 2000 and 1999 as well as the Company's condensed cash flows for the nine-month periods ended September 30, 2000 and 1999. All adjustments are of a normal and recurring nature. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Form 10K filed on March 30, 2000. The December 31, 1999 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     The results of operations for the nine-month period ended September 30, 2000 should not be regarded as necessarily indicative of the results that may be expected for the entire year.


2. The Company is a wholly owned subsidiary of Brant-Allen Industries, Inc. ("Brant-Allen"), a Delaware corporation.

     A component of selling, general and administrative expenses as shown on the statements of operations includes aggregate management fees charged by Brant-Allen. Prior to April 1, 2000 there were restrictions on payment of the management fee. During the nine months ended September 30, 2000 and prior to April 1, 2000 the Board of Directors of Brant-Allen contributed unpaid accrued portions of the management fee totaling $527,369 to the Company's capital. The corresponding management fee and contribution for the nine-month period ended September 30, 1999 was $1,569,224. This portion of the management fee was limited as to payment in cash by the Company to Brant-Allen under the restrictive covenants to the $100 million principal amount of 10% Senior Secured Notes due 2007 (the "Notes"). The contribution of this accrued liability had been reflected as an addition to contributed capital in the accompanying condensed balance sheet at September 30, 2000. Effective April 1, 2000, the Company amended this arrangement reducing the management fee to 1% of net sales from 3% of net sales and eliminating any restrictions on payment. This had the effect of reducing selling, general and administrative expenses by $565,000 and $1,118,000 during the quarter and the nine-months ended September 30, 2000, respectively.

     There are also certain restrictions on distributions paid to Brant-Allen. Distributions are allowed for a portion of profits in excess of certain amounts. In addition, distributions are allowed for amounts necessary to pay for the tax liabilities of the members resulting from the Company's operations. During the nine-months ended September 30, 2000 $3,514,045 was paid to Brant-Allen to pay such tax liabilities. In the nine-months ended September 30, 1999 $3,564,902 was paid to Brant-Allen for such tax liabilities.

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

     Inventories consisted of:

                                   September 30, 2000     December 31, 1999
                                   ------------------     -----------------

          Raw materials              $    2,139,977       $      2,375,910
          Stores                          7,974,386              8,083,267
          Finished goods                  2,414,233              2,516,105
                                     ---------------      -----------------
                                     $   12,528,596       $     12,975,282
                                     ===============      =================


5.       Long-term debt consisted of:

                                          September 30, 2000   December 31, 1999
                                          ------------------   -----------------

         Senior Secured Notes                $   100,000,000   $    100,000,000

         Term Loan Facility                       18,508,276         19,033,276

         Revolving Credit Facility                16,000,000         19,000,000

         Long-term purchase obligations              127,954            257,814
                                             ----------------  -----------------
                                                 134,636,230        138,291,090
         Less current portion                        827,954            830,566
                                             ----------------  -----------------
                      Total long-term debt   $   133,808,276   $    137,460,524
                                             ================  =================

                        BEAR ISLAND PAPER COMPANY, L.L.C.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6. The Company was a party to a wood supply contract with Bear Island Timberlands Company, L.L.C. ("Timberlands") an affiliate and wholly owned subsidiary of Brant-Allen, whereby Timberlands guaranteed to supply all of the Company's log and pulp chip requirements at market prices. During the nine months ended September 30, 2000 all log and pulp chips were purchased from outside vendors due to the suspension of Timberlands' operations in 1998. The Company has negotiated a number of fiber supply contracts covering approximately 183,000 cords of chips and roundwood for periods ranging from three months to one year. During 1999, management liquidated substantially all Company and Timberlands owned timberlands and as a result all fiber supplies will be effectuated with independent wood suppliers.

     The Company charged Timberlands for certain administrative and other expenses. These charges approximated $125,000 and $980,000 during the nine months ended September 30, 2000 and 1999, respectively.

     The Company's receivables and payables and the Company's sales to an affiliate were as follows:

                                                                September 30, 2000   December 31, 1999
                                                                ------------------   -----------------

          Due from Brant-Allen                                     $        24,837   $        91,309
          Due from Newsprint Sales                                         537,177           339,545
          Due from Dow Jones & Company, Inc.                             2,833,196         2,172,968
          Due from F.F. Soucy, Inc. and Partners                            65,589            10,964
          Due from F.F. Soucy, Inc.                                         26,496             2,497
          Due to Timberlands                                               261,301            11,791

                                                    Three Months Ended September 30,   Nine Months ended September 30,
                                                          2000              1999              2000             1999
                                                   ----------------------------------  -------------------------------
          Net sales to Dow Jones & Company, Inc.   $    6,524,047    $    5,038,687    $    17,412,824  $   15,989,005

     Sales to Dow Jones & Company, Inc. represented approximately 23% and 21% of total sales during the three- and nine- month periods ended September 30, 2000 and 19% and 20% during the three- and nine- month periods ended
     September 30, 1999, respectively. The remaining sales were to other unaffiliated printing and publishing enterprises located primarily in the eastern United States.

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


THREE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Net sales increased by $2.3 million, or 8.8%, to $28.3 million in the third quarter of 2000, from $26.0 million in the third quarter of 1999. This increase was attributable to a 19.9% increase in the average net selling price of the Company's products and was offset in part by a 9.2% decrease in sales volumes to approximately 54,000 metric tons ("tonnes") in the third quarter of 2000, from approximately 59,500 tonnes in the third quarter of 1999. The Company's net selling price for newsprint increased to an average of $524 per tonne in the third quarter of 2000 from an average of $437 per tonne in the third quarter of 1999.

Cost of sales decreased by $1.3 million, or 5.3%, to $23.2 million in the third quarter of 2000 from $24.5 million in the third quarter of 1999. This decrease was attributable primarily to a 9.2% decrease in sales volumes as mentioned above and offset in part by a 4.4% increase in unit manufacturing costs per ton. The increase in unit manufacturing cost per tonne was a result of an overall net cost increase in the manufacturing process and an increase in major maintenance expenditures of $0.4 million during the third quarter of 2000. Cost of sales as a percentage of net sales decreased to 82.0% in the third quarter of 2000, from 94.2% in the third quarter of 1999, due to a net increase in newsprint selling prices in the third quarter of 2000 and partially offset by the increase in unit costs of manufacturing as noted above.

The Company's selling, general and administrative expenses decreased by $0.5 million, or 62.5%, to $0.3 million in the third quarter of 2000 from $0.8 million in the third quarter of 1999. This decrease was attributable to the 200 basis points reduction in the management fee to Brant-Allen. Effective April 1, 2000 the management fee to Brant-Allen for administrative services was reduced from 3% to 1%.

As a result of the above factors, income from operations increased by $4.1 million to $4.8 million in the third quarter of 2000 from $0.7 million in the third quarter of 1999.

The Company's interest expense decreased $0.9 million, or 20.0%, to $3.6 million in the third quarter of 2000 compared to $4.5 million in the third quarter of 1999, due to scheduled amortization of the Company's outstanding indebtedness, accelerated repayments on the Company's Term Loan Facility as a result of the liquidation of timberlands and lower outstanding balances on the Company's Revolving Credit Facility.

As a result of the above factors, the Company reported net income of $1.3 million in the third quarter of 2000 compared to a net loss of $3.8 million in the third quarter of 1999.



NINE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Net sales increased by $3.8 million, or 4.8%, to $82.3 million in the first nine months of 2000, from $78.5 million in the first nine months of 1999. This increase was attributable to a 6.0% increase in the average net selling price of the Company's products, offset by a 0.7% decrease in sales volumes to approximately 166,000 tonnes in the first nine months of 2000, from approximately 167,100 tonnes in the first nine months of 1999. The Company's net selling price for newsprint increased to an average of $496 per tonne in the first nine months of 2000 from an average of $468 per tonne in the first nine months of 1999.

Cost of sales increased by $2.9 million, or 4.1%, to $73.4 million in the first nine months of 2000 from $70.5 million in the first nine months of 1999. This increase was attributable primarily to a 4.7% increase in unit manufacturing costs per tonne, offset in part by the 0.6% decrease in sales volumes, mentioned above. The increase in unit manufacturing cost per tonne was a result of a 7.2% increase in fiber costs primarily due to increased prices for old newspaper ("ONP") and an increase in major maintenance expenditures of $0.4 million during the third quarter of 2000. Cost of sales as a percentage of net sales decreased to 89.2% in the first nine months of 2000, from 89.8% in the first nine months of 1999, due to the net increase in newsprint selling prices in the first nine months of 2000 and partially offset by the increase in unit costs of manufacturing as noted above.

The Company's selling, general and administrative expenses decreased by $1.3 million, or 48.2%, to $1.4 million in the first nine months of 2000 from $2.7 million in the first nine months of 1999. This decrease was attributable to the 200 basis points reduction in the management fee to Brant-Allen for the period April 1, 2000 through September 30, 2000. Effective April 1, 2000 the management fee to Brant-Allen for administrative services was reduced from 3% to 1%.

As a result of the above factors, income from operations increased by $2.2 million to $7.5 million in the first nine months of 2000 from $5.3 million in the first nine months of 1999.

The Company's interest expense decreased $2.8 million, or 20.7%, to $10.7 million in the first nine months of 2000 compared to $13.5 million in the first nine months of 1999, due to scheduled amortization of the Company's outstanding indebtedness, accelerated repayments on the Company's Term Loan Facility as a result of the liquidation of timberlands and lower outstanding balances on the Company's Revolving Credit Facility.

As a result of the above factors, the Company reported a net loss of $3.0 million in the first nine months of 2000 compared to net loss of $7.9 million in the first nine months of 1999.


Liquidity and Capital Resources.

The Company's principal liquidity requirements have been for working capital, capital expenditures and debt service under the Company's loan agreements. These requirements have been met through cash flows from operations and/or loans under the Company's Revolving Credit Facility. In addition, the Company received a $1.5 million capital contribution from Brant-Allen in the first nine months of 2000.

The Company's cash and short-term investments at September 30, 2000 were $1.7 million, representing an increase of $0.7 million from $1.0 million at December 31, 1999. Net cash provided by operating activities was $8.4 million for the first nine months ended September 30, 2000.

Cash used in financing activities was $5.7 million and cash used in investing activities was $2.0 million for the nine months ended September 30, 2000. In total, $9.2 million was used to cover capital expenditures of $2.0 million, tax distributions of $3.5 million and a net reduction in long-term debt including purchase obligations of $3.7 million. The Company anticipates that cash provided from operations in the future, combined with borrowings under the Revolving Credit Facility will be sufficient to pay its operating expenses, satisfy debt-service obligations and fund capital expenditures.

In the first nine months of 2000, the Company's cash provided by operating activities increased by 40.0% to $8.4 million from $6.0 million in the first nine months of 1999, primarily due to increased selling prices and partially offset by higher costs of sales resulting in a net loss in first nine months 2000 of $3.0 million compared to net loss of $7.9 million in the first nine months of 1999.

The Company made capital expenditures of $2.0 million and $2.2 million in the first nine months of 2000 and the first nine months of 1999, respectively, in connection with upgrading and maintaining its manufacturing facility. Management anticipates that the Company's total capital expenditures for the balance of 2000 and 2001 will primarily relate to maintenance of its newsprint facilities.

At September 30, 2000, the Company had approximately $133.8 million of long-term indebtedness, consisting of borrowings of $16.0 million under the Revolving Credit Facility, $18.5 million under the Term Loan Facility, $100 million under the Notes and approximately $0.1 million in long term purchase obligations. In addition, $9.0 million was available in unused borrowing capacity under the Revolving Credit Facility.

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



                                      BEAR ISLAND PAPER COMPANY, L.L.C.



                                      By:  /s/ Peter M. Brant
                                         -------------------------------------
                                         Peter M. Brant
                                         President, Chairman of the Board and
                                           Chief Executive Officer



                                      By:  /s/ Edward D. Sherrick
                                         -------------------------------------
                                         Edward D. Sherrick
                                         Vice President of Finance
                                         (Principal Financial Officer and
                                             Chief Accounting Officer)