Form 10-K
period 2000-12-31
BEAR ISLAND PAPER CO LLC
filed 2001-04-02
CIK 1051249

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

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

Certain exhibits required for Part IV of this report are incorporated herein by reference from Bear Island Paper Company, L.L.C.'s registration statement on Form S-4, Registration No. 333-42201, as amended.

                                TABLE OF CONTENTS

                                                                                                                      PAGE
                                                                                                                      ----
                                                 PART I
ITEM 1. BUSINESS.................................................................................................       3

ITEM 2. PROPERTIES...............................................................................................       6

ITEM 3. LEGAL PROCEEDINGS. ......................................................................................       7

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. ....................................................       7

                                                 PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.  ............................       7

ITEM 6. SELECTED FINANCIAL DATA. ................................................................................       7

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS. .........................................................................................       8

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...............................................      13

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............................................................      14

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE.................................................................................      14

                                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......................................................      14

ITEM 11. EXECUTIVE COMPENSATION..................................................................................      16

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..........................................      16

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................................................      16

                                                 PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K........................................      18

                                     PART I

ITEM 1. BUSINESS.

GENERAL

Bear Island Paper Company, L.L.C. (the "Company"), a wholly owned subsidiary of Brant-Allen Industries, Inc. a subchapter S corporation, ("Brant-Allen") produces newsprint paper at its mill, located near Richmond, Virginia (the "Mill"). The Mill has an annual capacity of 229,700 metric tons ("tonnes") of high quality newsprint suitable for four-color printing, which publishers are increasingly using for general circulation. In 2000, the Mill produced approximately 219,200 tonnes of newsprint, and had an estimated operating efficiency rate of 91.50%.

The Company's customers include leading newspaper publishers in the United States, such as Dow Jones & Company, Inc. (publisher of The Wall Street Journal) ("Dow Jones"), The Washington Post Company ("The Washington Post"), Advance Publications ("Newhouse Group"), Gannett Co., Inc. (publisher of USA Today) ("Gannett"), MediaNews Group Inc., Knight-Ridder Inc. ("Knight-Ridder"), Media General, Inc., Times Mirror Co. and New York Times Co. Approximately 93% of the Company's newsprint production in 2000 was purchased by its top ten customers.

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

The Company purchases all of its logs and pulp chips from outside suppliers at market prices. ONP and OMG used in the Company's recycling facility are provided by a combination of individual processors, municipal recovery facilities and brokers. All fiber is currently supplied from sources within a 300-mile radius of the Mill.

THE MILL AND THE PRODUCTION PROCESS

The Mill, which began operations in 1979, is located in Hanover County, Virginia, on an approximately 700-acre site, which is approximately 80 miles south of Washington, D.C., and 25 miles north of Richmond, Virginia. The Mill's operations consist of a woodyard, a pulping system, a paper machine and related utility, recycling, storage and transportation facilities.

Currently, approximately 60% of the Company's fiber requirements are derived from the Company's TMP process using wood and woodchips, approximately 37% of the Company's fiber requirements are de-inked pulp from the Mill's recycling facility and approximately 3% is purchased kraft pulp.

The Mill has a wood requirement of approximately 144,000 cords per year. All wood is currently supplied from sources within a 200-mile radius of the Mill. In 2000, the Company's wood needs were supplied 46% from wood harvested by local independent wood contractors and 54% in chip form, by independent sawmills.

The Mill's newsprint machine produces newsprint at an average speed of approximately 3,990 feet per minute over a machine trim width of 301.5 inches. The Mill produces approximately 600 tonnes per day of newsprint.

The Company's recycling plant features advanced technologies for the re-pulping, de-inking, cleaning and screening of ONP and OMG. The recycling facility turns ONP and OMG into de-inked pulp. ONP and OMG are procured from a combination of individual processors, municipal recovery facilities and brokers. After delivery to the plant, the ONP and OMG are mixed by operators into a blend with a ratio of ONP to OMG of 83:17, which is then fed into a pulper which mixes in additives and prepares the stock for ink separation. During 1998, the Company undertook a capital expansion of the recycling facility resulting in a capacity increase of 20,200 tonnes per year. At full capacity, the recycling facility processes approximately 107,000 tonnes per year of ONP and OMG. The recycling facility has the capacity to produce 246 tonnes of recycled fiber per day. The recycling mill enables the Company to produce up to approximately 625 tonnes per day of newsprint containing a minimum of 20% and a maximum of 40% recycled fiber. The recycling facility also includes a 50,000 square foot warehouse that can hold a 10-day supply of ONP and OMG.

MARKETS AND CUSTOMERS

The Company's marketing objective is to become a preferred supplier to each of its newsprint customers. To achieve this goal, the Company focuses on service, product quality and long term relationships. Eight of the Company's top ten customers have been customers for over 15 years. In 2000, approximately 39% of the production of the Mill was sold to Dow Jones and The Washington Post under purchase agreements (the "Purchase Agreements") that obligate each of those customers to purchase a minimum of approximately 45,000 tonnes of newsprint per year at prices based on prevailing market prices paid by those customers to their non-affiliated East Coast suppliers. The term of the Purchase Agreements has been extended through December 31, 2004 and is subject to the parties agreeing to pricing, which approximate market prices, on an annual basis. The Company has sold newsprint to Dow Jones since 1980 and The Washington Post since 1979. Other than the agreements with Dow Jones and The Washington Post, customers purchase a minimum volume amount for short periods of up to one year based on market prices at the time of purchase.

In 2000 and 1999, the Company's ten largest customers represented an aggregate of 93% and 89%, respectively, of the Company's total sales. The Company has had five customers whose sales represent a significant portion of sales. Sales to Dow Jones approximated 20%, 20% and 22% for the years ended December 31, 2000, 1999 and 1998, respectively. Sales to The Washington Post approximated 19%, 19%, and 22% for the years ended December 31, 2000, 1999 and 1998, respectively. Sales to Newhouse Group approximated 14%, 15, and 11% for the years ended December 31, 2000, 1999 and 1998, respectively. Sales to Gannett approximated 17%, 12%, and 11% for the years ended December 31, 2000, 1999 and 1998, respectively. Sales to Knight-Ridder approximated 10% during the year ended December 31, 1998.

Brant-Allen markets all of the Company's production and is able to offer its customers newsprint from either the Mill or from F.F. Soucy Inc.'s ("Soucy Inc.") mill or from F.F. Soucy, Inc. & Partners, Limited Partnership's ("Soucy Partners" and, together with Soucy Inc., "Soucy") mill in order to satisfy customer demand, which enables Brant-Allen to optimize shipping costs from each of these mills. Brant-Allen employs three full-time salesmen and three customer service representatives. Brant-Allen also performs all sales, invoicing, accounts receivable maintenance, cash management and treasury functions for the Company pursuant to the Management Services Agreement (as defined below). Other than the management fee paid by the Company to Brant-Allen under the Management Services Agreement, the Company does not pay Brant-Allen any additional fees for its marketing services.

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

Through Rappahannock Electrical Cooperative, which is the Company's local utility, the Company purchases 100% of its electrical power indirectly from Virginia Power and Old Dominion Electric Cooperative. The Company believes it is, indirectly, Virginia Power's third largest customer.

Because the Company's electricity usage has an impact on both electricity generation requirements and costs of Virginia Power and Old Dominion Electric Cooperative, especially in periods of high demand (i.e., periods of high air conditioning or heating loads), the Company has been able to negotiate favorable electricity rates by demonstrating an ability to reduce demand during peak times.

The Mill was designed and is operated with one of the most stringent water use and wastewater flow requirements of any paper mill in the U.S. At full production of 625 tonnes of newsprint per day, water usage is approximately 3.8 million gallons per day. Mill effluent is approximately 3.6 million gallons per day. The Mill's water is currently supplied by the Hanover County public utility system and by the Mill's own river intake structure and pumping system on the North Anna River. The Mill operates a wastewater treatment facility which connects to the Hanover County wastewater treatment plant. The Mill has its own on-site industrial landfill for solid waste.

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

The Company has in the past incurred significant capital expenditures to comply with current federal, state and local environmental laws and regulations. The Company believes that it is in substantial compliance with such laws and regulations, although no assurance can be given that it will not incur material liabilities and costs with respect to such laws and regulations in the future. Although the Company does not currently believe that it will be required to make significant expenditures for pollution control in the near future, no assurances can be given that future developments, such as the potential for more stringent environmental standards or stricter enforcement of environmental laws, will not cause the Company to incur such expenditures.

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

EMPLOYEES

As of December 31, 2000, the Company had 225 employees, approximately 35% of which have been employed by the Company since its inception in 1979. The workforce is non-unionized and has been very receptive to flexible working conditions and requirements.

MANAGEMENT SERVICES AGREEMENT

Executive management of the Company is provided by Brant-Allen, pursuant to a management contract (the "Management Services Agreement"). The Company's newsprint is sold through Brant-Allen, which currently markets approximately 449,200 tonnes of newsprint (219,200 tonnes for the Company and 230,000 tonnes for Soucy). Brant-Allen manages the Company to maximize any available synergies. The Company benefits from the centralization of marketing, financial, administrative and distribution functions at Brant-Allen. These services are provided pursuant to the Management Services Agreement for which a management fee of 3% of annual net sales of the Company less transportation costs was payable by the Company, of which, since December 1, 1997, as a result of the Company's debt agreements, one third was payable in cash with the remainder contributed to the Company's capital. Effective April 1, 2000, the Management Services Agreement was amended to reduce the management fees payable to Brant-Allen to 1% of the Company's annual revenues of which 100% is payable in cash. During 2000, the Company was charged $1,653,000 by Brant-Allen under the Management Services Agreement of which $1,126,000 was paid in cash and $527,000 was contributed to capital of the Company by Brant-Allen.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

Brant-Allen beneficially owns all the equity of the Company. Brant-Allen, in turn, is owned by Mr. Peter Brant and Mr. Joseph Allen.

ITEM 6.  SELECTED FINANCIAL DATA.

The following selected financial data are derived from the audited financial statements of the Predecessor for the year ended December 31, 1996 and for the eleven months ended November 30, 1997, as well as the audited financial statements of the Company for the one month ended December 31, 1997 and the years ended December 31, 1998, 1999 and 2000, for which the statements of operations are included elsewhere herein for the years ended December 31, 1998, 1999 and 2000.

                                                   Predecessor                                   Company
                                          --------------------------------     ----------------------------------------------
                                                             Eleven
                                            Year             Months             One Month
                                            Ended            Ended                Ended
                                           December         November             December
                                            31,               30,                  31,        Years Ended December 31,
                                          --------------------------------     ----------  ----------------------------------

                                           1996              1997               1997        1998         1999        2000
                                                                 (Dollars in Thousands, Except Tonnes Produced)
Income Statement Data:
      Sales non-affiliates               $82,600          $ 65,446            $11,363      $128,112     $110,231     $118,629
      Affiliates (1)                      53,360            46,040                 --            --           --           --
                                         -------          --------            -------      --------     --------     --------

                 Total sales             135,960           111,486             11,363       128,112      110,231      118,629
      Cost of sales                      107,731           101,302              9,625       100,570      101,621      103,961
                                         -------          --------            -------      --------     --------     --------

      Gross profit                        28,229            10,184              1,738        27,542        8,610       14,668

Selling, general & administrative:
      Management fee to Brant-Allen        3,865             3,175                325         3,666        3,110        1,653
      Other direct                           153               573                 45           536          394          182
                                         -------          --------            -------      --------     --------     --------

      Income from operations              24,211             6,436              1,368        23,340        5,106       12,833
                                         -------          --------            -------      --------     --------     --------
Other income (expense):
      Interest income                        666               591                 --           201          149          144
      Interest expense                    (5,398)           (4,332)            (1,633)      (18,892)     (17,097)     (14,192)
      Other income (expense)                 (56)              (41)                53            --          863           84
                                         -------          --------             ------      --------      -------     --------

                 Total other expense      (4,788)           (3,782)            (1,580)      (18,691)     (16,085)     (13,964)
                                         -------          --------             ------      --------      -------     --------

Income (Loss) before                     $19,423          $  2,654            $  (212)     $  4,649     $(10,979)      (1,131)
      extraordinary item
      Extraordinary item                      --            (4,367)                --            --       (1,006)          --
                                         -------          --------            -------      --------     --------     --------



      Net income (loss)                  $19,423          $ (1,713)           $  (212)     $  4,649     $(11,985)    $ (1,131)
                                         =======          ========             =======     ========     ========     ========


Other Data:
      Operational EBITDA (2)             $34,245          $ 16,184            $ 2,190      $ 33,407     $ 15,752     $ 23,719
      Adjusted operational EBITDA(3)                                            2,406        36,068       17,825       24,246


                                                   Predecessor                                  Company
                                          --------------------------------    -----------------------------------------------
                                                             Eleven
                                            Year             Months             One Month
                                            Ended            Ended                Ended
                                           December         November             December
                                            31,               30,                  31,        Years Ended December 31,
                                          ---------------------------------    ----------  ----------------------------------

                                           1996              1997               1997        1998         1999          2000
                                                                 (Dollars in Thousands, Except Tonnes Produced)


Summary cash flow information:
       Net cash provided by (used in)
        operating activities            $ 30,368          $ 12,546          $  (4,024)     $ 20,623     $  2,547     $  9,609
       Net cash used in investing
        activities                        (7,413)           (4,702)          (140,169)       (7,394)        (265)      (2,704)
       Net cash provided by (used in)
        financing activities             (21,801)          (12,467)           145,545       (12,451)      (3,431)      (7,203)
       Depreciation                        9,976             9,735                822        10,033       10,615       10,886
       Depletion                              58                13                 --            34           31           --
       Capital expenditures                7,483             4,836                239         7,544        3,009        2,750
       Saleable tonnes produced          218,642           206,058             18,802       222,668      226,249      219,161
       Noncash portion of management fee                                          216         2,661        2,073          527

                                                                     As of December 31,

                                                  1996         1997         1998        1999           2000
Balance Sheet Data:
     Cash and short-term investments            $ 13,625    $  1,353     $  2,131     $    981      $    682
     Working capital                              22,037      18,176       17,375       15,449        17,386
     Property, plant and equipment, net          116,953     194,262      190,777      181,059       172,718
     Total indebtedness (4)                       52,171     196,435      184,946      138,291       133,102
     Total assets                                160,460     232,485      229,251      214,587       206,801
     Total partners' equity/member's interest     95,789      25,258       32,567       65,879        63,262

     (1) Prior to November 30, 1997 Dow Jones and The Washington Post were affiliates of the Company.

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

     (3) Adjusted EBITDA is defined as EBITDA (as shown in note (2) above) plus the noncash portion, or two-thirds, of the management fee to Brant-Allen after November 30, 1997. Pursuant to the limitation on restricted payments covenant of the Notes, payments by the Company for management fees were limited to Brant-Allen (or any of its Subsidiaries or Affiliates) to an amount per annum not in excess of 3% of net sales of the Company, of which no more than one third may be in cash. In April 2000, the management fee limitation was reduced to 1% of net sales, all of which may be paid in cash.

     (4) Total indebtedness is defined as long-term debt and long-term purchase obligations and current portions thereof.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with "Item 6. Selected Financial Data" and the financial statements of the Company and related notes thereto included elsewhere in this report. Historically, the Predecessor's cost of manufacturing had also included an up-charge (a margin in excess of the market price of the fiber) paid to Bear Island Timberlands Company, L.P., an affiliate of the Company ("BITCO") with respect to wood, and a procurement fee per tonne of ONP and OMG, supplied or provided by BITCO to the Predecessor. This up charge and procurement fee was eliminated on December 1, 1997.

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

As a result, the newsprint market is highly cyclical, depending on changes in global supply, demand and inventory levels. These factors significantly impact the Company's sales volume and newsprint prices and, therefore, the Company's revenues and profitability. Given the commodity nature of newsprint, the Company, like other suppliers to this market, has little influence over the timing and extent of price changes. Sales are recognized at the time title and risk of loss transfers to the customer, which generally occurs at the point of shipment from the Mill. However, significant fluctuations in revenue can and do occur as a result of the timing of shipments caused by increases and decreases in Mill inventory levels.

Newsprint prices have been extremely volatile over the past five years. After hitting a high of $743 per tonne in the first quarter of 1996, newsprint prices decreased to a low of $466 per tonne in the third quarter of 1999. Newsprint prices in 1997 recovered from a level of $510 per tonne in the first quarter of 1997 to $560 per tonne in the fourth quarter. During 1998, newsprint prices decreased from $582 per tonne in the first quarter to $573 per tonne in the fourth quarter. During 1999, newsprint prices averaged $495 per tonne and ranged from high of $545 per tonne in the first quarter to low of $485 per tonne in the fourth quarter. During 2000, newsprint prices averaged $538 per tonne and ranged from a low of $492 per tonne in January 2000 to $585 per tonne in December 2000. In February 2001 newsprint prices averaged $583 per tonne.

The table below summarizes the annual volumes and selling prices of the Predecessor and the Company's newsprint during the periods indicated below:

                                  Predecessor                                   Company

                               Year      Eleven Months    One Month
                               Ended        Ended           Ended
                           December 31,  November 30,     December 31            Years Ended December 31,
                           --------------------------     -----------     ------------------------------------
                             1996           1997           1997           1998            1999            2000
                             ----           ----           ----           ----            ----            ----

TONNES SOLD                  217,200       206,400         19,900         221,700         222,574        220,389

AVERAGE SELLING PRICE           $626          $540           $571            $578            $495           $538


The Company's primary cost components consist of raw materials (wood, ONP, OMG, kraft pulp and chemicals), electrical energy, direct labor and certain fixed costs. Fixed costs consist of indirect labor and other plant related costs including maintenance expenses and mill overhead.

For the year ended December 31, 2000, raw materials, which are subject to significant price fluctuations based on supply and demand, represented 35.3% of the total cost of manufacturing. Electrical energy represented 16.3% and direct and indirect labor represented 20.6% of total cost of manufacturing. On an average per tonne basis electricity costs increased 15.4% from 1999 to 2000. The Company currently uses a raw material mix of 60% TMP, 37% recycled fiber and 3% kraft pulp in its production process.

RESULTS OF OPERATIONS

2000 COMPARED TO 1999

Net sales increased by $8.4 million, or 7.6%, to $118.6 million in 2000 from $110.2 million in 1999. The increase was attributable to an 8.7% increase in average net selling prices for the Company's products, offset by a 1.0% decrease in sales volumes to approximately 220,400 tonnes in 2000, from approximately 222,600 tonnes in 1999. The Company's net selling price for newsprint increased to an average of $538 per tonne in 2000 from an average net selling price of $495 per tonne in 1999.

Cost of sales increased by $2.3 million, or 2.3%, to $104.0 in 2000 from $101.6 million in 1999. This increase was attributable primarily to a 3.3% increase in unit manufacturing costs per tonne, offset in part by the 1.0% decrease in sales volume, as mentioned above. The increase in unit manufacturing cost per tonne was a result of 3.9% increase in fiber costs primarily due to increased prices for ONP, a 15.4% increase in electrical costs and an increase in major maintenance expenditures of $0.6 million during the year. Cost of sales as a percentage of net sales decreased to 87.6% in 2000 from 92.2% in 1999, due to net increase in newsprint selling prices and partially offset by the increase in unit costs of manufacturing as noted above.

The Company's selling, general and administrative expenses decreased by $1.7 million, or 48.6%, to $1.8 million in 2000 from $3.5 million in 1999. This decrease was attributable to the reduction in the management fee to Brant-Allen for the period April 1, 2000 through December 31, 2000. Effective April 1, 2000 the management fee to Brant-Allen for administrative services was reduced from 3% to 1%.

As a result of the above factors, income from operations increased by $7.7 million to $12.8 million in 2000 from $5.1 million in 1999.

The Company's interest expense decreased by $2.9 million, or 17.0%, to $14.2 million in 2000 from $17.1 million in 1999, due to scheduled amortization of the Company's outstanding indebtedness, accelerated repayments on the Company's Term Loan Facility as result of the liquidation of timberlands and lower outstanding balances on the Company's Revolving Credit Facility.

The Company's other income including interest income decreased by $0.8 million, to $0.2 million from $1.0 million in 1999 as a result of a gain on the sale of a portion of the Company's timberlands in 1999.

The extraordinary loss of $1.0 million incurred in the fourth quarter of 1999 was a result of a write off of a portion of the Company's deferred financing costs due to the early extinguishment of $49.6 million of debt on the Term Loan Facility.

As a result of the above factors, the Company reported a net loss of $1.1 million in 2000 compared to a net loss of $12.0 million in 1999.

1999 COMPARED TO 1998

Net sales decreased by $17.9 million, or 14.0%, to $110.2 million in 1999 from $128.1 million in 1998. The decrease was attributable to a 14.4% decrease in average net selling prices for the Company's product, offset by a 0.4% increase in sales volume to approximately 222,600 tonnes in 1999 from approximately 221,700 tonnes in 1998. The Company's net selling price for newsprint decreased to an average of $495 per tonne in 1999 from an average net selling price of $578 per tonne in 1998.

Cost of sales increased by $1.0 million, or 1.0%, to $101.6 million in 1999 from $100.6 million in 1998. This increase was attributable primarily to the 0.4% increase in sales volume, as mentioned above. Cost of sales as a percentage of net sales increased to 92.2% in 1999 from 78.5% in 1998, due to the net decrease in newsprint selling prices.

The Company's selling, general and administrative expenses decreased by $0.7 million, or 16.7%, to $3.5 million in 1999 from $4.2 million in 1998. This decrease was attributable to lower management fees incurred by the Company to Brant-Allen in 1999, which resulted directly from decreased net sales.

As a result of the above factors, income from operations decreased by $18.2 million or 78.1% to $5.1 million in 1999 from $23.3 million in 1998.

The Company's interest expense decreased by $1.8 million, or 9.5%, to $17.1 million in 1999 from $18.9 million in 1998, due to scheduled payments of the Company's outstanding indebtedness and repayment on the Company's outstanding Term Loan Facility of $50.2 million offset by an increase the outstanding revolving line of credit, which increased by $4.0 million during 1999.

The Company's other income including interest income increased by $0.8 million, to $1.0 million in 1999 from $0.2 million in 1998 as a result of the sale of a portion of the Company's timberlands.

The extraordinary loss of $1.0 million incurred in the fourth quarter of 1999 was a result of a write off of a portion of the Company's deferred financing costs due to the early extinguishment of $49.6 million of debt on the Term Loan Facility.

As a result of the above factors, the Company incurred a net loss in 1999 of $12.0 million compared to net income of $4.6 million in 1998.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal liquidity requirements have been for working capital, capital expenditures and debt service under the Company's loan agreements. These requirements have been met through cash flows from operations and/or loans under the Company's Revolving Credit Facility. In addition, the Company received a capital contribution from Brant-Allen during the year ended December 31, 2000 of $1.5 million as a result of further Timberland liquidations.

The Company's cash and short-term investments at December 31, 2000 were approximately $0.7 million, representing a decrease of approximately $0.3 million from $1.0 million at December 31, 1999. Net cash provided by operating activities was $9.6 million for the year ended December 31, 2000. Net cash used in financing activities was $7.2 million and cash used in investing activities was $2.7 million for the year ended December 31, 2000. In total, $18.4 million, was used to cover: capital expenditures of $2.7 million; a tax distribution of $3.5 million; and a reduction in long-term debt including purchase obligations of $12.2 million. The Company anticipates that cash provided from operations in the future, combined with borrowings under the Revolving Credit Facility will be sufficient to pay its operating expenses, satisfy debt-service obligations and fund capital expenditures.

For the year ended December 31, 2000, the Company's cash provided by operating activities increased by 284.0% to $9.6 million from $2.5 million for the year ended December 31, 1999, primarily due to increased selling prices and offset by higher cost of sales resulting in a net loss for the year ended December 31, 2000 of $1.1 million compared to net loss of $12.0 million for the year ended December 31, 1999.

The Company incurred capital expenditures of $2.7 million and $3.0 million during the years ended December 31, 2000 and 1999, respectively, in connection with upgrading and maintaining its manufacturing facility. Management anticipates that the Company's total capital expenditures will increase for the years 2001 and 2002 and will primarily relate to maintenance of its newsprint facilities and cost reduction projects as well as the installation of a new headbox on the Company's paper machine, allowing the Company to improve quality and increase capacity, and therefore, enhance its competitive position.

At December 31, 2000, the Company had approximately $133.0 million of indebtedness, consisting of borrowings of $14.5 million under the Revolving Credit Facility, $18.5 million under the Term Loan Facility and $100.0 million under the Notes. In addition, $10.5 million was available in unused borrowing capacity under the Revolving Credit Facility.

As shown in the 2000 statement of operations and the December 31, 2000 balance sheet, the Company incurred a net loss of $1,130,703 and had an accumulated deficit of $16,319,463. Management anticipates a profit during 2001 and plans to continue to improve cash flow through better product pricing and cost improvements. The Company has approximately $10.5 million available under its Revolving Credit Facility to fund cash requirements. Based on current market conditions, management anticipates being able to meet liquidity requirements for 2001; however there exists a range of reasonably possible outcomes which could significantly impact their ability to achieve the aforementioned.

RESTRICTIVE DEBT COVENANTS

The indenture dated December 1, 1997 between the Company, Bear Island Finance Company II, Soucy Inc., Bear Island Timberlands Company, L.L.C. ("Timberlands"), Brant-Allen and Crestar Bank, as trustee (the "Indenture"), restricts the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments or investments, consummate certain asset sales, enter into certain transactions with affiliates, impose restrictions on the ability of a subsidiary to pay dividends or make certain payments to the Company, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company. In addition, the Bank Credit Facilities contain other and more restrictive covenants and prohibit the Company from prepaying the Notes, except in certain circumstances. The Bank Credit Facilities also require the Company to maintain specified financial ratios and satisfy certain financial tests. The Company's ability to comply with such covenants, including such financial ratios and tests, may be affected by events beyond its control. There can be no assurance that the Company will be able to comply with such requirements. A breach of any of the covenants contained in the Indenture or the Bank Credit Facilities could result in an event of default under such instruments which could result in the acceleration of the related debt and the acceleration of debt under other debt instruments that may contain cross-default or cross-acceleration provisions. If such an event of default occurs, then the lenders under the Bank Credit Facilities would also be able to terminate all commitments under the Bank Credit Facilities. If the Company were unable to repay all amounts declared due and payable, then the lenders under the Bank Credit Facilities could proceed against the collateral granted to them to satisfy such indebtedness and other obligations due and payable under the Bank Credit Facilities. If Indebtedness under the Bank Credit Facilities were to be accelerated, there can be no assurance that the assets of the Company would be sufficient to repay in full such indebtedness and the other Indebtedness of the Company, including the Notes.

FOLLOWING THE ACQUISITION AND RELATED FINANCINGS

At the Completion of the Acquisition and the related financings on December 1, 1997, the Company had approximately $201.1 million of indebtedness, consisting of borrowings of $31 million under the Revolving Credit Facility, $70.0 million under the Term Loan Facility, $100 million under the Notes and approximately $130,000 in long-term purchase obligations. Immediately following the closing of the Acquisition, the Company used $5 million of cash on hand to reduce the outstanding balance of the Revolving Credit Facility. The Company's interest expense and indebtedness following the consummation of the Acquisition and related financings were significantly greater than they had been historically. Interest expense for the years ended December 31, 2000, 1999 and 1998 was approximately $14.2 million, $17.1 million and $18.9 million, respectively. As of December 31, 2000, the Company had $14.5 million outstanding under its Revolving Credit Facility, leaving a balance of $10.5 million available for future drawdowns.

Although there can be no assurances, the Company believes that cash generated from operations together with cash on-hand and amounts available under the Revolving Credit Facilities will be sufficient to meet its debt service requirements, capital expenditures needs and working capital needs for the foreseeable future. The Company's future operating performance and ability to service the Bank Credit Facilities and the Notes and repay other indebtedness of the Company will be subject to future economic conditions and the financial success of the Company's business and other factors, many of which are not in the Company's control, including changes in market prices for newsprint, fiber costs, electrical rates and future government requirements as to environmental discharges and recycling content in newsprint. The Company currently anticipates that in order to pay the principal amount of the Notes at maturity, the Company will be required to refinance such Notes or adopt one or more alternatives, including reducing or delaying capital expenditures or seeking additional equity capital or other additional financing. None of the affiliates of the Company will be required to make any capital contributions or other payments to the Company with respect to the Issuer's obligations on the Notes. Although the Company currently has no reason to believe that it will not be able to refinance the Notes at maturity, there can be no assurance that such refinancing or any alternative strategy could be effected upon satisfactory terms, if at all, or that any of the foregoing actions would enable the Company to make such principal payments on the Notes or that any of such actions would be permitted by the terms of any debt instruments of the Company or of any of the Company's affiliates then in effect.

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

The Company has in the past made significant capital expenditures to comply with current federal, state and local environmental laws and regulations. The Company believes that it is in substantial compliance with such laws and regulations, although no assurance can be given that it will not incur material liabilities and costs with respect to such laws and regulations in the future. Although the Company does not currently believe that it will be required to make significant expenditures for pollution control in the near future, no assurances can be given that future developments, such as the potential for more stringent environmental standards or stricter enforcement of environmental laws, will not cause the Company to incur such expenditures. The Company anticipates incurring approximately $200,000 for the closure of one landfill (over and above routine operating expenditures) over the next two years.

NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board has issued a new standard affecting the accounting for derivative instruments and hedging activities. It requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of the derivative instruments are either recognized periodically in income or other comprehensive income. The Company will implement this standard effective January 1, 2001. The implementation of this new standard will not have an effect on the Company's results of operations or financial position as the Company has no derivatives.

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

The following analysis presents the effect on the Company's earnings, cash flows and financial position as if the hypothetical changes in market risk factors occurred on December 31, 2000. Only the potential impacts of these hypothetical assumptions are analyzed. The analysis does not consider other possible effects that could impact the Company's business.

At year-end 2000, the Company carried $133.1 million of outstanding debt on its books, with $33.0 million of that total held at variable interest rates. Holding all other variables constant, if interest rates hypothetically increased by 10%, the impact on earnings and cash flow would be an increase to interest expense of $224,000. Conversely, if interest rates hypothetically decreased by 10%, with all other variables held constant, the change in interest expense would be a decrease to interest expense of $224,000.

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

ITEM 8.  FINANCIAL STATEMENTS.

Certain statements in the financial statements and elsewhere in this report may constitute forward-looking statements. Because these forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed in or implied by the statements. Factors that could cause actual results to differ include, among other things: increased domestic or foreign competition; increases in capacity through construction of new mills or conversion of older facilities to produce competitive products; variations in demand for our products; changes in our cost for or the availability of raw materials, particularly market pulp, ONP, wood and electricity; the cost of compliance with new environmental laws and regulations; the pace of acquisitions; cost structure improvements; the success of new initiatives; integration of systems; the success of computer-based system enhancements; and general economic conditions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information about the Company's directors and executive officers:

NAME                   AGE         POSITION
----                   ---         --------
Peter M. Brant         53          Co-Chairman of the Board of Directors and
                                   Chief Executive Officer of the Company and
                                   Timberlands; Co-Chairman, and Chief
                                   Executive Officer of Brant-Allen; and Chief
                                   Executive Officer of Soucy Inc.

Joseph Allen           59          President, Co-Chairman of the Board of
                                   Directors, Chief Operating Officer and
                                   Secretary of the Company and Timberlands;
                                   Co-Chairman and Chief Operating Officer of
                                   Brant-Allen; and Chief Operating Officer of
                                   Soucy Inc.

Edward D. Sherrick      55         Vice President of Finance and Director of the
                                   Company; Vice President of Finance of
                                   Timberlands; Senior Vice President and Chief
                                   Financial Officer of Brant-Allen; and Vice
                                   President of Soucy Inc.

Thomas E. Armstrong     63         Vice President of Sales and Manufacturing and
                                   Director of the Company; Vice President of
                                   Sales and Manufacturing of Timberlands;
                                   Executive Vice President of Brant-Allen; and
                                   Vice President of Soucy Inc.

Michael Conroy          61         Director

Robert Flug             53         Director

The following table sets forth certain information about the Company's key employees:

NAME                           AGE         POSITION
----                           ---         --------
Jacques Beauchesne             56          Mill Manager
Thomas Conte                   47          Production Manager
Robert Jackson                 61          Human Resources Manager
Seth Hobart                    48          Financial Manager
Robert Ellis                   50          Manager of Engineering, Maintenance
                                           and Government Affairs of the Company

PETER M. BRANT. Mr. Brant is the Co-Chairman of the Board of Directors and Chief Executive Officer of the Company and Timberlands, the Co-Chairman and Chief Executive Officer of Brant-Allen and Chief Executive Officer of Soucy Inc. Mr. Brant jointly owns Brant-Allen with Mr. Joseph Allen. Mr. Brant has served as an executive officer of the Company since its inception and has served as executive officer of Brant-Allen for over 30 years.

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

JACQUES BEAUCHESNE. Mr. Beauchesne joined the Company in February 2001 as Mill Manager. From 1993 to 2000 Mr. Beauchesne was with Weavexx Corporation as Vice President Sales - North America.

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

ITEM 11. EXECUTIVE COMPENSATION.

No executive officer of Brant-Allen was paid any compensation by the Company between 1998 and 2000. All officers of the Company who also serve as officers of Brant-Allen have received and will continue to receive compensation from and, except as noted in the following paragraph, participate in employee benefit plans and arrangements sponsored by Brant-Allen, including, but not limited to, Brant-Allen's defined contribution retirement plan (known as the Brant-Allen Industries, Inc. Incentive Profit-Sharing Plan), employee insurance, long term disabilities, medical and other plans which are maintained by Brant-Allen or which may be established by Brant-Allen in the future except as noted in the following paragraph, these officers are not entitled to participate in the Company's employee benefit plans and arrangements.

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

RELATIONSHIP WITH BRANT-ALLEN

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

MANAGEMENT SERVICES AGREEMENT

Concurrently with the closing of the Acquisition, the Company entered into the Management Services Agreement with Brant-Allen. Pursuant to the Management Services Agreement, Brant-Allen will continue to provide the Company with senior management treasury, financial and administrative (including marketing and sales) services. For these services, Brant-Allen will continue to be entitled to a monthly fee, payable in advance, calculated at the rate of 3% of the Company's net sales less transportation costs, of which since December 1, 1997, as a result of the Company's debt agreements, one third is payable in cash with the remainder contributed to the Company's capital. Effective April 1, 2000 the Management Service Agreement was amended to reduce the management fees payable to Brant-Allen to 1% of the Company's net sales less transportation costs of which 100% is payable in cash. This fee amounted to $1,653,000, $3,110,000 and $3,666,000 for the years ended December 31, 2000, 1999 and 1998, respectively. See the accompanying financial statements of the Company. The Management Services Agreement has a term of five years and is automatically renewable for successive five-year terms unless earlier terminated by either party giving two years written notice. The Management Services Agreement contains customary indemnification provisions.

ARRANGEMENTS WITH TIMBERLANDS

The Company shares employees, facilities and recordkeeping systems with Timberlands, and the Company charges Timberlands monthly for its share of these costs. Accordingly, these shared employees receive benefits under the Company's defined contribution retirement plan and are eligible to participate in the Company's thrift plan. Costs associated with these plans are reimbursed monthly by Timberlands. Amounts paid to the Company for shared costs, which are included in selling, general and administrative expenses, approximated $170,000, $1,024,000 and $782,000, during the years ended December 31, 2000, 1999 and 1998, respectively. Timberlands also managed the Company's timberlands for which the Company paid Timberlands fees of approximately $62,500, during the year ended December 31, 1998. See the accompanying financial statements of the Company.

In 1988, the Predecessor and BITCO entered into an agreement for certain marketing and consulting services with The Elebash Company ("Elebash"), a real estate broker, whereby BITCO, in the case of sales of BITCO-owned land, or the Predecessor, in the case of sales of Predecessor-owned land, has agreed to pay Elebash two percent of the gross sales price of any land purchased or sold pursuant to the terms of the agreement. In this connection, Timberlands paid Elebash approximately $3,000, for the year ended December 31, 1998. Amounts paid to Elebash are included in selling, general and administrative expenses in the accompanying statements of income. This agreement was canceled effective January 6, 1998.

                                     PART IV

ITEM  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Exhibits and Financial Statements

    (1) See Index to Financial Statements and Schedule of Bear Island Paper Company, L.L.C. on page 21.

    (2)  Financial Statement Schedule of Bear Island Paper Company, L.L.C.

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

         4.1a  Supplemental Indenture, dated as of April 1, 2000.

         4.2 Registration Rights Agreement, dated December 1, 1997, among the Registrants and TD Securities (USA), Inc. and Salomon Brothers Inc, as Initial Purchasers.*

         4.3 Intercreditor Agreement, dated as of December 1, 1997, among the Registrants, Brant-Allen, Toronto Dominion (Texas), Inc. and Crestar Bank.*

         4.4 Deed of Trust dated as of December 1, 1997, by and between the Company and Crestar Bank, as Trustee. *

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

          10.2a See Exhibit 4.1a, Supplemental Indenture dated as of April 1, 2000.

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

Date: March 30, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature                                       Title                                              Date

Principal Executive Officer

/s/ Peter M. Brant                              Chairman of the Board of Directors and           March 30, 2001
------------------
Peter M. Brant                                  Chief Executive Officer
Principal Financial and Accounting Officer

/s/ Joseph Allen                                President, Co-Chairman of the Board of           March 30, 2001
----------------
Joseph Allen                                    Directors, Chief Operating Officer and
                                                Secretary

/s/ Edward D. Sherrick                          Vice President of Finance and Director of        March 30, 2001
----------------------
Edward D. Sherrick                              the Board of Directors

/s/ Thomas E. Armstrong                         Vice President of Sales and Manufacturing        March 30, 2001
-----------------------
Thomas E. Armstrong                             and Director of the Board of Directors

/s/ Michael Conroy                              Director of the Board of Directors               March 30, 2001
------------------
Michael Conroy

/s/ Robert Flug                                 Director of the Board of Directors               March 30, 2001
---------------
Robert Flug

            INDEX TO FINANCIAL STATEMENTS AND SCHEDULE OF BEAR ISLAND
                              PAPER COMPANY, L.L.C.

          BEAR ISLAND PAPER COMPANY, L.L.C.

          Balance Sheets--December 31, 2000 and 1999

          Statements of Operations--Years ended December 31, 2000, 1999 and 1998

          Statements of Changes in Member's Interest--Years ended December 31, 2000, 1999 and 1998

          Statements of Cash Flows--Years ended December 31, 2000, 1999 and 1998


          Schedule II             Valuation and Qualifying Accounts

     BEAR ISLAND PAPER COMPANY, L.L.C.
     (A VIRGINIA LIMITED LIABILITY CORPORATION)

     FINANCIAL STATEMENTS

     FOR THE YEARS ENDED DECEMBER 31, 2000
     AND 1999

Report of Independent Accountants


To the Board of Directors and Member of
Bear Island Paper Company, L.L.C.:

In our opinion, the accompanying balance sheets and the related statements of operations, of changes in equity and of cash flows present fairly, in all material respects, the financial position of Bear Island Paper Company, L.L.C. (a Virginia limited liability corporation) (the "Company") at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The Company is a member of a group of affiliated companies, and, as discussed in Note 4 to the financial statements, the Company had significant related-party transactions with members of the group. Because of these related party transactions, it is possible that the terms are not the same as those that would result from transactions among wholly unrelated parties.



February 2, 2001

BEAR ISLAND PAPER COMPANY, L.L.C.
(A Virginia Limited Liability Corporation)
BALANCE SHEETS
December 31, 2000 and 1999


                                                           December 31,
                                                   ---------------------------
                                                         2000         1999
               ASSETS
Cash and short-term investments                    $    682,329   $    981,199
Accounts receivable:
 Trade, less allowance for doubtful accounts
  of $67,778 in 2000 and 1999                        13,708,199     11,442,523
 Affiliates                                             211,209        444,315
 Other                                                  172,477        473,979
Inventories                                          12,651,078     12,975,282
Other current assets                                    492,022        379,435
                                                   ------------   ------------
     Total current assets                            27,917,314     26,696,733
                                                   ------------   ------------
Property, plant and equipment, at cost              205,032,041    202,487,949
Less accumulated depreciation                       (32,314,191)   (21,428,569
                                                   ------------   ------------
     Net property, plant and equipment              172,717,850    181,059,380
                                                   ------------   ------------
Deferred financing costs, net of accumulated
 amortization of $1,852,840 and $1,187,612
 in 2000 and 1999, respectively                       6,165,666      6,830,894
                                                   ------------   ------------
                                                   $206,800,830   $214,587,007
                                                   ============   ============

             LIABILITIES
Current portion of long-term debt                             -        700,000
Current portion of long-term purchase
 obligations                                             93,494        130,566
Accounts payable and accrued expenses                 9,026,377      9,360,774
Due to affiliates                                       377,028         11,791
Interest payable                                      1,034,044      1,044,362
                                                   ------------   ------------
     Total current liabilities                       10,530,943     11,247,493
                                                   ------------   ------------
Long-term debt                                      133,008,276    137,333,276
Long-term purchase obligations                                -        127,248
                                                   ------------   ------------
                                                    133,008,276    137,460,524
                                                   ------------   ------------
              EQUITY
Member's interest                                    79,581,074     77,553,705
Accumulated deficit                                 (16,319,463)   (11,674,715)
                                                   ------------   ------------
                                                   $206,800,830   $214,587,007
                                                   ============   ============

   The accompanying notes are an integral part of the financial statements.

BEAR ISLAND PAPER COMPANY, L.L.C.
(A Virginia Limited Liability Corporation)
STATEMENTS OF OPERATIONS
for the years ended December 31, 2000, 1999 and 1998


                                         2000          1999           1998
Sales                                $118,628,761   $110,231,202   $128,111,569

Cost of sales                         103,960,697    101,621,263    100,570,013
                                     ------------   ------------   ------------
      Gross profit                     14,668,064      8,609,939     27,541,556

Selling, general and administrative
 expenses:
  Management fees to affiliate          1,653,218      3,110,180      3,665,934
  Other direct                            181,974        393,693        535,999
                                     ------------   ------------   ------------
      Income from operations           12,832,872      5,106,066     23,339,623
                                     ------------   ------------   ------------

Other income (expense):
  Interest income                         144,346        148,995        201,491
  Interest expense                    (14,192,258)   (17,097,180)   (18,892,445)
  Other income                             84,337        863,346              -
                                     ------------   ------------   ------------
                                      (13,963,575)   (16,084,839)   (18,690,954)
                                     ------------   ------------   ------------
      Income (loss) before
          extraordinary item           (1,130,703)   (10,978,773)     4,648,669

Extraordinary item:
  Early extinguishment of debt                  -     (1,006,000)             -
                                     ------------   ------------   ------------
      Net income (loss)              $ (1,130,703)  $(11,984,773)   $ 4,648,669
                                     ============   ============   ============

   The accompanying notes are an integral part of the financial statements.

BEAR ISLAND PAPER COMPANY, L.L.C.
(A Virginia Limited Liability Corporation)
STATEMENTS OF CHANGES IN EQUITY
for the years ended December 31, 2000, 1999 and 1998


Equity:
 Member's interest:
  Balance, December 31, 1997                                    $ 25,469,737

  Management fee payable contributed to capital by
   parent - year ended December 31, 1998                           2,660,513
                                                                ------------
  Balance, December 31, 1998                                      28,130,250

 Management fee payable contributed to capital by
   parent - year ended December 31, 1999                           2,073,455

 Capital contributions from parent                                47,350,000
                                                                ------------
 Balance, December 31, 1999                                       77,553,705

 Management fee payable contributed to capital by
   parent - year ended December 31, 2000                             527,369

 Capital contributions from parent                                 1,500,000
                                                                ------------
 Balance, December 31, 2000                                     $ 79,581,074
                                                                ============
Retained earnings (accumulated deficit):
 Balance, December 31, 1997                                     $   (212,190)

 Net income - year ended December 31, 1998                         4,648,669
                                                                ------------
 Balance, December 31, 1998                                        4,436,479

 Net loss - year ended December 31, 1999                         (11,984,773)

 Tax distributions to parent - 1999                               (4,126,421)
                                                                ------------
 Balance, December 31, 1999                                      (11,674,715)

 Net loss - year ended December 31, 2000                          (1,130,703)

 Tax distributions to parent - 2000                               (3,514,045)
                                                                ------------
 Balance, December 31, 2000                                     $(16,319,463)
                                                                ============

   The accompanying notes are an integral part of the financial statements.

BEAR ISLAND PAPER COMPANY, L.L.C.
(A Virginia Limited Liability Corporation)
STATEMENTS OF CASH FLOWS
for the years ended December 31, 2000, 1999 and 1998


                                         2000          1999           1998
Operating activities:
 Net income (loss)                   $ (1,130,703)  $(11,984,773)  $  4,648,669
  Adjustments to reconcile net
   income (loss) to net cash
   provided by operating
   activities:
    Depreciation                       10,885,622     10,615,303     10,033,191
    Depletion                                   -         31,022         33,605
    Amortization of deferred
     financing costs                      665,228        438,887        669,339
    Noncash portion of
     extraordinary item                         -      1,006,000              -
    Increase in allowance for
     obsolescence                         116,500         63,000        324,500
    (Gain) loss on disposal/
     writedown of property, plant
     and equipment                        160,400       (663,186)     1,204,076
    Changes in operating assets and
     liabilities:
      Accounts receivable              (1,731,068)     1,308,534        463,984
      Inventories                         207,704        789,542         60,989
      Other current assets               (112,587)       190,799       (422,323)
      Accounts payable and accrued
       expenses                           192,972      1,081,189      3,718,698
      Due to affiliate                    365,237        (66,401)       (73,738)
      Interest payable                    (10,318)      (262,668)       (37,885)
                                     ------------   ------------   ------------
      Net cash provided by
       operating activities             9,608,987      2,547,248     20,623,105
                                     ------------   ------------   ------------

Investing activities:
 Purchases of property, plant and
  equipment                            (2,749,942)    (3,009,194)    (7,544,100)
 Proceeds from disposition of
  property, plant and equipment            45,450      2,743,852        150,000
                                     ------------   ------------   ------------
      Net cash used in investing
       activities                      (2,704,492)      (265,342)    (7,394,100)
                                     ------------   ------------   ------------

Financing activities:
 Contributions from parent              1,500,000     47,350,000              -
 Tax distributions to parent           (3,514,045)    (4,126,421)             -
 Principal payments on long-term
  debt                                (12,025,000)   (70,266,724)   (11,700,000)
 Principal payments on long-term
  purchase obligations                   (164,320)      (388,349)      (181,346)
 Proceeds from issuance of
  long-term debt                        7,000,000     24,000,000              -
 Payment of deferred financing
  costs                                         -              -       (569,921)
                                     ------------   ------------   ------------
      Net cash used in financing
       activities                      (7,203,365)    (3,431,494)  (12,451,267)
                                     ------------   ------------   ------------
      Net increase (decrease) in
       cash and short-term
       investments                       (298,870)    (1,149,588)       777,738

Cash and short-term investments,
 beginning of period                      981,199      2,130,787      1,353,049
                                     ------------   ------------   ------------

        Cash and short-term
         investments, end of period  $    682,329   $    981,199   $  2,130,787
                                     ============   ============   ============

BEAR ISLAND PAPER COMPANY, L.L.C.
(A Virginia Limited Liability Corporation)
STATEMENTS OF CASH FLOWS, Continued
for the years ended December 31, 2000, 1999 and 1998


                                         2000          1999           1998
Supplemental disclosures of cash
 flow information:
  Cash paid for interest             $ 13,537,348   $ 16,920,961   $ 18,260,991
                                     ============   ============   ============
Noncash investing and financing
 activities:
  Increase in property, plant and
   equipment and long-term
   purchase obligations for
   equipment acquisition             $          -   $          -   $    392,205
                                     ============   ============   ============
  Management fee payable
   contributed to capital by
   parent                            $    527,369   $  2,073,455   $  2,660,513
                                     ============   ============   ============



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


2. Liquidity:

   As shown in the accompanying 2000 statement of operations and the December 31, 2000 balance sheet, the Company incurred a net loss of $1,130,703 and had an accumulated deficit of $16,319,463. Management anticipates a profit during 2001 and plans to continue to improve cash flow through better product pricing and cost improvements. The Company has approximately $10.5 million available under its Revolving Credit Facility (see Note 7) to fund cash requirements. Based on current market conditions, management anticipates being able to meet liquidity requirements for 2001; however, there exists a range of reasonably possible outcomes which could significantly impact their ability to achieve the aforementioned.


3. Summary of Significant Accounting Policies:

   Cash and Short-Term Investments: Cash and short-term investments include all cash balances and highly liquid investments. Short-term investments are stated at cost, which approximates market value. For purposes of the statements of cash flows, the Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.

   Inventories: Finished goods and raw materials inventories are valued at the lower of cost or market, with cost determined on the first-in, first-out ("FIFO") basis. Stores inventories are valued at the lower of average cost or market and are shown net of an allowance for obsolescence at December 31, 2000 and 1999 of approximately $656,000 and $539,500, respectively.

   Property, Plant and Equipment: The costs of major renewals and betterments are capitalized while the costs of maintenance and repairs are charged to income as incurred. When properties are sold or retired, their cost and the related accumulated depreciation or depletion are eliminated from the accounts and the gain or loss is reflected in income. The Company capitalizes interest costs as part of the cost of constructing significant assets. There were no capitalized interest costs during the years ended December 31, 2000 or 1999.

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

   Income Taxes: No provision for income taxes is required in the financial statements since the member is liable for any income tax that may be payable on the Company's taxable income.

   Revenue Recognition: Sales are recognized by the Company at the time title and risk of loss transfers to the customer, which generally occurs at the point of shipment of the newsprint to the customer.

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

   Derivatives: The Company sometimes enters into interest rate swap agreements to help manage interest rate exposure. Amounts to be paid or received under the agreements are accrued as interest rates change and are recognized over the life of the agreement as an adjustment to interest expense. The Company is exposed to credit losses in the event of counterparty nonperformance, but does not anticipate such losses.

   Fair Value of Financial Instruments: The fair value of the Company's long-term debt is estimated using discounted cash flow analyses based on the incremental borrowing rates currently available to companies with loans of similar terms and maturity. The fair value of trade receivables and payables approximates the carrying amount because of the short maturity of these instruments.

   Risks and Uncertainties: Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and receivables. The Company's cash balance is maintained at a major financial institution. Cash equivalents, which consist of U.S. government securities, are with a high-credit-quality financial institution. Receivables consist principally of trade accounts receivable resulting primarily from sales to newspaper publishers. Credit is extended to customers after an evaluation of creditworthiness. Generally, the Company does not require collateral or other security from customers for trade accounts receivable. Substantially all of the Company's customers operate in the printing sectors, consequently their ability to honor their obligations are dependent upon the financial strength of the printing and publishing sectors. The Company's customers are primarily located in the eastern United States.

   The Company has had five customers whose sales represent a significant portion of sales. Sales to one of these customers approximated 19%, 20% and 22% for the years ended December 31, 2000, 1999 and 1998, respectively.
   Sales to a second customer approximated 18%, 19% and 22% for the years ended December 31, 2000, 1999 and 1998, respectively. Sales to a third customer approximated 14%, 15% and 11% for the years ended December 31, 2000, 1999 and 1998, respectively. Sales to a fourth customer approximated 13%, 12% and 11% for the years ended December 31, 2000, 1999 and 1998, respectively. Sales to a fifth customer approximated 10% during the year ended December 31, 1998.

   Newsprint Sales, the sales division of Brant-Allen, has entered into certain supply contracts, as amended, (the "Supply Contracts") with two customers. Under the terms of the Supply Contracts, as amended, Newsprint Sales is required to provide to these customers certain fixed volumes of newsprint at prices determined annually, through December 31, 2004.

   New Accounting Standards: The Financial Accounting Standards Board has issued a new standard affecting the accounting for derivative instruments and hedging activities. It requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of the derivative instruments are either recognized periodically in income or other comprehensive income. The Company will adopt this standard effective January 1, 2001. The adoption will have no impact on their results of operations or financial position.

   Reclassification: Certain prior year amounts in the financial statements have been reclassified to conform to the current year presentation.

4. Related-Party Transactions:

   All sales and related collections are made through Newsprint Sales, a division of Brant-Allen. Brant-Allen provides similar sales and collection activities for F.F. Soucy, Inc. ("Soucy, Inc."), an affiliated Canadian newsprint company 100% owned by Brant-Allen. As part of the Term Loan and Revolving Loans (see Note 7), Brant-Allen entered into a cash collateral agreement on December 1, 1997 (the "Collateral Agreement"). The Collateral Agreement requires that collections of the Company's receivables by Newsprint Sales be remitted to the Company within two days of receipt.

   The Company received payments of approximately $186,200, $234,100 and $286,400 from Brant-Allen as reimbursement for expenses incurred on behalf of Brant-Allen during the years ended December 31, 2000, 1999 and 1998, respectively. Additionally, the Company received payments of approximately $101,800, $137,200 and $21,800 from F. F. Soucy, Inc. for expenses incurred on behalf of F. F. Soucy, Inc. during the years ended December 31, 2000, 1999 and 1998, respectively.

   A component of selling, general and administrative expenses as shown on the statements of operations includes aggregate management fees to Brant-Allen. The management fee includes senior management, treasury, financial, marketing and sales services. There are restrictions on payment of the management fee as described in Note 7. The level of these fees that would be incurred if the Company operated on a stand-alone basis are not practicably determinable.

   The Company charged Bear Island Timberlands Company L.L.C. ("Timberlands"), an affiliated company owned 100% by Brant-Allen, for certain administrative and other expenses. These charges approximated $170,000, $1,024,000 and $782,000 during the years ended December 31, 2000, 1999 and 1998, respectively. The Company also paid Timberlands approximately $62,500 during the year ended December 31, 1998 for managing the Company's timberlands.

   The Company's receivables and payables with their affiliates were as follows:

                                                       December 31,
                                                 ------------------------
                                                   2000            1999
   Due from Brant-Allen                          $ 36,986        $ 91,309
   Due from Newsprint Sales                       157,379         339,545
   Due from F. F. Soucy, Inc. and Partners         11,791          10,964
   Due from F. F. Soucy, Inc.                       5,053           2,497
   Due to Timberlands                             377,028          11,791

5. Inventories:

   Inventories consisted of:

                                                                         December 31,
                                                              --------------------------------
                                                                  2000                  1999
   Raw materials                                              $  2,427,336        $  2,375,910
   Stores                                                        8,148,930           8,083,267
   Finished goods                                                2,074,812           2,516,105
                                                              ------------        ------------
                                                              $ 12,651,078        $ 12,975,282
                                                              ============        ============

6. Property, Plant and Equipment:

   Property, plant and equipment is stated at cost and consists of the following:

                                                                         December 31,
                                                              -----------------------------------
                                                                   2000                  1999
   Land                                                       $  1,548,847           $  1,548,847
   Timberlands                                                   1,568,972              1,568,972
   Building                                                     28,412,280             28,412,280
   Machinery and equipment                                     172,055,862            169,217,500
   Construction in progress                                      1,446,080              1,740,350
                                                              ------------           ------------
                                                               205,032,041            202,487,949
   Less accumulated depreciation and depletion                 (32,314,191)           (21,428,569)
                                                              ------------           ------------
               Total                                          $172,717,850           $181,059,380
                                                              ============           ============

   During the years ended December 31, 2000 and 1998, the Company recorded charges for net losses of $160,400 and $1,204,076, respectively, to record a write-down and disposal of certain operating assets in connection with increasing the capacity of its recycling facilities. The charges are included in cost of sales in the accompanying statements of operations.

   During 1999, the Company sold a portion of its timberlands for approximately $2.7 million and recognized a gain on the sale of $698,000 which is included in other income in the 1999 statement of operations.

7. Long-Term Debt:

   Long-term debt consisted of:

                                                                                                      December 31,
                                                                                              -----------------------------
                                                                                                 2000             1999
   Senior Secured Notes bearing interest at 10% (interest payable
     semi-annually commenced June 1, 1998); due 2007                                          $100,000,000     $100,000,000

   Term Loan Facility bearing interest at LIBOR plus 3% (9.62% and 9.09% at
    December 31, 2000 and 1999, respectively) (interest payable quarterly);
    quarterly principal payments of $175,000 commenced March 31, 1998;
    effective November 6, 2000, quarterly principal payments were no longer
    required; remaining balance due December 31, 2005                                           18,508,276       19,033,276

   $25 million Revolving Credit Facility bearing interest at (i) LIBOR plus 2.75% (weighted average rate of 9.29% and 8.00% for the years ended December 31, 2000 and 1999, respectively) for $13,000,000 and $19,000,000 of borrowings at December 31, 2000 and 1999, respectively, with interest due monthly; and (ii) prime plus 1.75% (weighted average rate of 11.21% and 9.55% for the years ended December 31, 2000 and 1999, respectively) for $1,500,000 of borrowings at December 31, 2000, with
    interest due quarterly; due December 31, 2003                                               14,500,000       19,000,000
                                                                                              ------------     ------------
                                                                                               133,008,276      138,033,276
   Less current portion                                                                                  -          700,000
                                                                                              ------------     ------------
               Total long-term debt                                                           $133,008,276     $137,333,276
                                                                                              ============     ============

   On December 1, 1997, the Company sold $100 million of Senior Secured Notes (the "Notes") in a private placement. On December 1, 1997 the Company also entered into Indenture Agreements for a $70 million Term Loan Facility ("Term Loan") and a $50 million Revolving Credit Facility ("Revolving Loan"). The proceeds from the Notes, Term Loan and Revolving Loan were used by the Company to purchase the 70% interest of the Predecessor.

   During 1999, Timberlands sold the majority of its timberlands and distributed a portion of the proceeds of Brant-Allen. In turn, Brant-Allen made capital contributions to the Company of $47,350,000 which were used towards the retirement of approximately $49,600,000 on the Term Loan. In connection with this process, unamortized financing costs of $1,006,000 were written off and recorded as an extraordinary item in the 1999 statement of operations. In addition, the amount available under the Revolving Loan was reduced from $50 million to $25 million effective November 23, 1999.

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

   The Term Loan and Revolving Loan are redeemable at the option of the Company, in whole or in part, at any time without premium or penalty upon irrevocable notice delivered to the administrative agent. Partial prepayments on the Term Loan or Revolving Loan shall be in an aggregate principal amount of $5,000,000 or a whole multiple thereof. Prepayment of the Term Loan and Revolving Loan is required to the extent of any excess cash flow ("ECF"), as computed on the ECF date.

   The Notes are collateralized by (i) a second priority security interest in all real property of the Company and all personal property of the Company, to the extent such personal property is assignable, and (ii) a second priority security interest in 100% of the membership interests in Timberlands.

   The Term Loan and Revolving Loan are partly collateralized by (i) a first priority security interest in a substantial portion of the assets of the Company and (ii) a first priority security interest in 100% of Brant-Allen's membership interest in Timberlands. The Term Loan and Revolving Loan are guaranteed by Brant-Allen.

   The most restrictive covenants of the Notes, Term Loan and Revolving Loan state that the Company has a limitation on incurring additional indebtedness, making restricted payments, creating, incurring or assuming any liens, making sales of capital stock of subsidiaries, transactions with affiliates, and sale of assets. Furthermore under the Notes, the Company is not permitted to pay management fees to Brant-Allen in excess of 3% of the Company's annual revenues. Only one-third of this payment may be in cash. Effective April 1, 2000 the Notes were amended to reduce the management fees payable to Brant-Allen to 1% of the Company's annual revenues of which 100% is payable in cash.

   The fair values of the Term Loan and Revolving Loan approximate carrying values at December 31, 2000 and 1999. The fair value of the Notes was $89,200,000 and $97,750,000 at December 31, 2000 and 1999, respectively.

   Maturities on long-term debt for the four years after 2001 are approximately as follows: 2002 - $0; 2003 - $14,500,000; 2004 - $0; 2005 - $18,508,276; and
   thereafter - $100,000,000.

   As disclosed above, the Company's $100 million Senior Notes become payable in 2007. The Company does not anticipate being able to repay these notes from operating cash flows and intends to refinance these Notes prior to their maturity.

 8. Long-Term Purchase Obligations:

    Capitalized purchase obligations for purchases of machinery and equipment, which approximate fair value, consisted of:

                                                                            December 31,
                                                                       ----------------------
                                                                       2000           1999
    Long-term purchase obligations bearing interest at various rates ranging from approximately 7% to 8%; with principal
     payments ending in 2001                                          $93,494        $257,814
    Less current portion                                               93,494         130,566
                                                                      -------        --------
                                                                      $     -        $127,248
                                                                      =======        ========

 9. Environmental Letters of Credit:

    In accordance with requirements of the Virginia Department of Environmental Quality, the Company has outstanding irrevocable standby letters of credit of $430,000, $70,000 and $103,000 to cover potential closure and post-closure costs associated with the Company's landfills.


10. Derivative Financial Instruments:

    At December 31, 1998, the Company had outstanding a variable to fixed interest rate swap with a notional value of $60 million, with a term of five years maturing December 5, 2002. Under the terms of this agreement, the Company paid a fixed interest rate of 6.13% and received a variable rate based on 3-month London Interbank Offered Rates ("LIBOR") (5.25% at December 31, 1998). In October 1999, the interest rate swap was terminated and a gain of $150,000 was recognized as a result of the termination which is included in other income in the 1999 statement of operations.


11. Employee Benefit Plans:

    The Company provides a defined contribution money purchase retirement plan for substantially all employees. The annual cost of the Company's contributions to the plan, which is currently funded, is based on a percentage of the compensation of participants.

    The Company provides a thrift plan for substantially all employees which incorporates the provisions of Internal Revenue Code Subsection 401(k), whereby employees can make voluntary, tax-deductible contributions within specified limits. The Company matched employee contributions at 60% during the years ended December 31, 2000, 1999 and 1998, up to a maximum of 6% of an employee's base pay.

    The Company's expense for both plans approximated $1,097,000, $1,242,000 and $1,238,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

    The Company is self-insured for employee medical, dental and disability claims up to $50,000 per claim per year. The Company provided an accrual of approximately $313,000 for claims incurred but not reported at December 31, 2000 and 1999.

                                              VALUATION AND QUALIFYING ACCOUNTS
                                              BEAR ISLAND PAPER COMPANY, L.L.C.
                                                       (IN THOUSANDS)

                                                                              ADDITIONS
                                                             ----------------------------------------------

                                                BALANCE AT     CHARGED TO      CHARGED TO
                                               BEGINNING OF     COSTS AND        OTHER                          BALANCE AT
DESCRIPTION                                       PERIOD         EXPENSES       ACCOUNTS       DEDUCTIONS     END OF PERIOD
-----------                                       ------         --------       --------       ----------     -------------
YEAR ENDED DECEMBER 31, 2000

ALLOWANCE FOR DOUBTFUL ACCOUNTS
(DEDUCTED FROM ACCOUNTS RECEIVABLE)                   $68               -              -               -              $68

ALLOWANCE FOR STORES OBSOLESCENCE
(DEDUCTED FROM STORES INVENTORY)                     $540            $116              -               -             $656
                                                 ---------       ---------      ---------       ---------       ----------

                                                     $608            $116              -               -             $724
                                                 =========       =========      =========       =========       ==========


RESERVE FOR CAPPING OF LANDFILL                      $555               -              -            ($20)b           $535

RESERVE FOR WORKMAN'S COMPENSATION CLAIMS             $20               -              -               -              $20
                                                 ---------       ---------      ---------       ---------       ----------

                                                     $575               -              -            ($20)            $555
                                                 =========       =========      =========       =========       ==========



YEAR ENDED DECEMBER 31, 1999

ALLOWANCE FOR DOUBTFUL ACCOUNTS
(DEDUCTED FROM ACCOUNTS RECEIVABLE)                   $73               -              -             ($5)a            $68

ALLOWANCE FOR STORES OBSOLESCENCE
(DEDUCTED FROM STORES INVENTORY)                     $477             $63              -               -             $540
                                                 ---------       ---------      ---------       ---------       ----------

                                                     $550             $63              -               -             $608
                                                 =========       =========      =========       =========       ==========


RESERVE FOR CAPPING OF LANDFILL                      $574            ($10)             -             ($9)b           $555

RESERVE FOR WORKMAN'S COMPENSATION CLAIMS             $20               -              -               -              $20
                                                 ---------       ---------      ---------       ---------       ----------

                                                     $594            ($10)             -             ($9)            $575
                                                 =========       =========      =========       =========       ==========



YEAR ENDED DECEMBER 31, 1998

ALLOWANCE FOR DOUBTFUL ACCOUNTS
(DEDUCTED FROM ACCOUNTS RECEIVABLE)                   $73               -              -               -              $73

ALLOWANCE FOR STORES OBSOLESCENCE
(DEDUCTED FROM STORES INVENTORY)                     $152            $325              -               -             $477
                                                 ---------       ---------      ---------       ---------       ----------

                                                     $225            $325              -               -             $550
                                                 =========       =========      =========       =========       ==========

RESERVE FOR CAPPING OF LANDFILL                      $536             $70              -            ($32)b           $574

RESERVE FOR WORKMAN'S COMPENSATION CLAIMS            $160               -              -           ($140)c            $20
                                                 ---------       ---------      ---------       ---------       ----------

                                                     $696             $70              -           ($172)            $594
                                                 =========       =========      =========       =========       ==========




a) WRITE OFF OF ACCOUNTS RECEIVABLE
b) PAYMENTS FOR CAPPING AND MAINTENANCE OF LANDFILL CELLS
c) WRITE DOWN OF RESERVE FOR LACK OF POTENTIAL CLAIMS FROM PAST YEARS