Form 10-Q
period 2001-03-31
BEAR ISLAND PAPER CO LLC
filed 2001-05-11
CIK 1051249

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

         (Mark One)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                                             BEAR ISLAND PAPER COMPANY, L.L.C.
                                                 CONDENSED BALANCE SHEETS


                                                                                       March 31,          December 31,
                                               ASSETS                                    2001                2000
                                                                                    ----------------   -----------------
                                                                                       (Unaudited)
 Current assets:
     Cash and short-term investments                                                $     1,493,108    $        682,329
     Accounts receivable                                                                 13,165,421          14,091,885
     Inventories                                                                         14,558,242          12,651,078
     Other current assets                                                                   315,565             492,022
                                                                                    ----------------   -----------------

             Total current assets                                                        29,532,336          27,917,314

 Property, plant and equipment                                                          206,391,868         205,032,041
 Less accumulated depreciation                                                          (35,124,327)        (32,314,191)
                                                                                    ----------------   -----------------

             Net property, plant and equipment                                          171,267,541         172,717,850
                                                                                    ----------------   -----------------

 Deferred financing costs, net                                                            5,999,764           6,165,666
                                                                                    ----------------   -----------------

               Total assets                                                         $   206,799,641    $    206,800,830
                                                                                    ================   =================


                                  LIABILITIES AND MEMBER'S EQUITY

 Current liabilities:
     Current portion of long-term debt                                                       58,389              93,494
     Accounts payable and accrued liabilities                                             9,059,570           9,403,405
     Accrued interest payable                                                             3,500,016           1,034,044
                                                                                    ----------------   -----------------

               Total current liabilities                                                 12,617,975          10,530,943

 Long-term debt                                                                         131,508,276         133,008,276
                                                                                    ----------------   -----------------

               Total liabilities                                                        144,126,251         143,539,219
                                                                                    ----------------   -----------------

 Member's equity:
     Contributed capital                                                                 79,581,074          79,581,074
     Retained earnings (accumulated deficit)                                            (16,907,684)        (16,319,463)
                                                                                    ----------------   -----------------

             Total member's equity                                                       62,673,390          63,261,611
                                                                                    ----------------   -----------------

               Total liabilities and member's equity                                $   206,799,641    $    206,800,830
                                                                                    ================   =================
 See accompanying notes to the condensed financial statements.

                                             BEAR ISLAND PAPER COMPANY, L.L.C.
                                            CONDENSED STATEMENTS OF OPERATIONS
                                                        (UNAUDITED)



                                                                                       Three months ended March 31,
                                                                                    -----------------------------------
                                                                                          2001                 2000
 Net sales                                                                          $   29,322,949     $    27,910,513
 Cost of sales                                                                         (25,604,207)        (27,495,081)
                                                                                    ---------------    ----------------

             Gross profit                                                                3,718,742             415,432

 Selling, general and administrative expenses:

     Management fees to Brant-Allen                                                       (278,190)           (791,053)
     Other                                                                                 (67,509)            (27,208)
                                                                                    ---------------    ----------------

             Income (loss) from operations                                               3,373,043            (402,829)

 Other income (deductions):
     Interest expense                                                                   (3,414,712)         (3,537,360)
     Other income                                                                           31,600              21,579
                                                                                    ---------------    ----------------

               Net loss                                                             $      (10,069)    $    (3,918,610)
                                                                                    ===============    ================
 See accompanying notes to the condensed financial statements.


                          BEAR ISLAND PAPER COMPANY, L.L.C.
                         CONDENSED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                    Three months ended March 31,
                                                -----------------------------------
                                                        2001               2000
 Operating activities:
     Net income (loss)                          $       (10,069)    $   (3,918,610)
     Adjustments to reconcile net income(loss)
           to net cash provided by
           operating activities:
       Depreciation and depletion                     2,810,136          2,821,485
       Amortization of deferred financing
         costs                                          165,902            173,890
       Loss on disposal/write-down of property,
         plant and equipment                               -               160,400
     Changes in current assets and liabilities:
       Accounts receivable                              926,464           (682,061)
       Inventory                                     (1,907,164)           235,001
       Other current assets                             176,457           (137,358)
       Accounts payable and accrued
         liabilities                                   (343,835)          (200,552)
       Accrued interest payable                       2,465,972          2,498,944
                                                ----------------   ----------------

             Cash provided by operating
                   activities                         4,283,863            951,139
                                                ----------------   ----------------

 Investment activities:
     Purchases of property, plant and
           equipment                                 (1,359,827)          (508,552)
                                                ----------------   ----------------

             Net cash used in investing
                   activities                        (1,359,827)          (508,552)
                                                ----------------   ----------------

 Financing activities:
     Principal payments on long-term debt            (1,535,105)        (2,206,899)
     Tax distribution to parent                        (578,152)
     Contributions to capital from parent                 -              1,500,000
                                                ----------------   ----------------

             Net cash used in financing
                   activities                        (2,113,257)          (706,899)
                                                ----------------   ----------------

             Net increase (decrease)in cash             810,779           (264,312)

 Cash and short-term investments, beginning
       of period                                        682,329            981,199
                                               -----------------  -----------------

               Cash and short-term
                     investments, end of
                     period                     $     1,493,108    $       716,887
                                                ================   ================

 Noncash financing activities:
     Contributions from Brant-Allen             $        -         $       527,369
                                                ================   ================


 See accompanying notes to the condensed financial statements.


                        BEAR ISLAND PAPER COMPANY, L.L.C.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. In the opinion of management, the accompanying condensed financial statements of Bear Island Paper Company, L.L.C. (the "Company") contain all adjustments necessary to present fairly, in all material respects, the Company's financial position as of March 31, 2001 and December 31, 2000 and the Company's condensed results of operations for the three-month periods ended March 31, 2001 and 2000. All adjustments are of a normal and recurring nature. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2000 Form 10K filed on March 30, 2001. The December 31, 2000 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     The results of operations for the three-month period ended March 31, 2001 should not be regarded as necessarily indicative of the results that may be expected for the entire year.


2. The Company is a wholly owned subsidiary of Brant-Allen Industries, Inc. ("Brant-Allen"), a Delaware corporation.

     A component of selling, general and administrative expenses as shown on the statements of operations includes aggregate management fees charged by Brant-Allen. Prior to April 1, 2000, there were restrictions on payment of the management fee. During the three months ended March 31, 2000 the Board of Directors of Brant-Allen contributed unpaid accrued portions of the management fee totaling $527,369 to the Company's capital. This portion of the management fee was limited as to payment in cash by the Company to Brant-Allen under the restrictive covenants to the $100 million principal amount of 10% Senior Secured Notes due 2007 (the "Notes"). The contribution of this accrued liability had been reflected as an addition to contributed capital in the accompanying condensed balance sheet at March 31, 2000. Effective April 1, 2000, the Company amended this arrangement reducing the management fee to 1% of net sales less freight from 3% of net sales less freight and eliminating any restrictions on payment. This had the effect of reducing selling, general and administrative expenses by $556,380 during the quarter ended March 31, 2001.

     There are also certain restrictions on distributions paid to Brant-Allen. Distributions are allowed for a portion of profits in excess of certain amounts. In addition, distributions are allowed for amounts necessary to pay for the tax liabilities of the members resulting from the Company's operations. During the three months ended March 31, 2001 $578,152 was paid to Brant-Allen to pay such tax liabilities.

3. No provision for income taxes is required in the financial statements since each owner of the parent Company is individually liable for any income tax that may be payable on the Company's taxable income.


4. Finished goods and raw materials inventories are valued at the lower of cost or market, with cost determined on the first-in, first-out ("FIFO") basis. Stores inventories are valued at the lower of average cost or market.

     Inventories consisted of:

                                     March 31, 2001       December 31, 2000
                                     ---------------      -----------------

          Raw materials              $    2,346,049       $      2,427,336
          Stores                          8,014,753              8,148,930
          Finished goods                  4,197,440              2,074,812
                                     ---------------      -----------------
                                     $   14,558,242       $     12,651,078
                                     ===============      =================


5.   Long-term debt consisted of:

                                             March 31, 2001   December 31, 2000
                                            ----------------  -----------------

     Senior Secured Notes                   $   100,000,000   $    100,000,000

     Term Loan Facility                          18,508,276         18,508,276

     Revolving Credit Facility                   13,000,000         14,500,000

     Long-term purchase obligations                  58,389             93,494
                                            ----------------  -----------------
                                                131,566,665        133,101,770
     Less current portion                            58,389             93,494
                                            ----------------  -----------------
                  Total long-term debt      $   131,508,276   $    133,008,276
                                            ================  =================

                        BEAR ISLAND PAPER COMPANY, L.L.C.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6. The Company charged Bear Island Timberlands Company, L.L.C. ("Timberlands") an affiliate and wholly owned subsidiary of Brant-Allen, for certain administrative and other expenses. These charges approximated $8,000 and $66,000 during the three months ended March 31, 2001 and 2000, respectively.

     The Company's receivables and payables with their affiliates were as follows:


                                             March 31, 2001   December 31, 2000
                                            ----------------  -----------------

      Due from Brant-Allen                  $        45,918   $        36,986
      Due from Newsprint Sales                      260,970           157,379
      Due from F.F. Soucy, Inc. and Partners         31,190            11,791
      Due from F.F. Soucy, Inc.                      13,367             5,053
      Due to Timberlands                            368,534           377,028


7. The Financial Accounting Standards Board has issued a new standard affecting the accounting for derivative instruments and hedging activities. It requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of the derivative instruments are either recognized periodically in income or other comprehensive income. The Company has implemented this standard effective January 1, 2001. The implementation of this new standard did not have an effect on the Company's results of operations of financial position as the Company has no derivatives.

8.   Certain  prior  year  amounts  in  the  financial   statements   have  been
     reclassified to conform to the current year presentation.

ITEM 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors affecting the results of operations of the Company during the periods included in the accompanying condensed statements of operations and the changes in the Company's financial condition since December 31, 2000.

General:

The Company manufactures and is dependent on one product, newsprint, which is used in general printing and the newspaper publishing industry and for advertising circulars. Accordingly, demand for newsprint fluctuates with the economy, newspaper circulation and purchases of advertising lineage which significantly impact the Company's selling price of newsprint and, therefore, its revenues and profitability. In addition, variation in the balance between supply and demand as a result of global capacity additions have an increasing impact on both selling prices and inventory levels in the North American markets. Capacity is typically added in large blocks because of the scale of new newsprint machines.

As a result, the newsprint market is highly cyclical, depending on changes in global supply, demand and inventory levels. These factors significantly impact the Company's sales volume and newsprint prices and, therefore, the Company's revenues and profitability. Given the commodity nature of newsprint, the Company, like other suppliers to this market, has little influence over the timing and extent of price changes. Sales are generally recognized at the time of shipment from the Company's mill. However, significant fluctuations in revenue can and do occur as a result of the timing of shipments caused by increases and decreases in mill inventory levels.


THREE MONTHS ENDED MARCH 31, 2001, COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Net sales increased by $1.4 million, or 5.0%, to $29.3 million in the first quarter of 2001, from $27.9 million in the first quarter of 2000. This increase was attributable to a 19.0% increase in the average net selling price of the Company's products and was offset in part by a 11.8% decrease in sales volumes to approximately 49,950 metric tons ("tonnes") in the first quarter of 2001, from approximately 56,600 tonnes in the first quarter of 2000. The Company's net selling price for newsprint increased to an average of $587 per tonne in the first quarter of 2001 from an average of $493 per tonne in the first quarter of 2000.

Cost of sales decreased by $1.9 million, or 6.9%, to $25.6 million in the first quarter of 2001 from $27.5 million in the first quarter of 2000. This decrease was attributable primarily to the decrease in sales volumes, offset by a 5.6% increase in unit manufacturing cost per tonne. The increase in unit manufacturing cost per tonne was a result of a major increase in the cost of energy as well as an overall increase in the general manufacturing costs during the first quarter of 2001. Cost of sales as a percentage of net sales decreased to 87.3% in the first quarter of 2001, from 98.5% in the first quarter of 2000 due to a net increase in newsprint selling prices since the first quarter of 2000 and offset by the increase in unit costs of manufacturing as noted above.

The Company's selling, general and administrative expenses decreased by $0.5 million, or 57.8%, to $0.3 million in the first quarter of 2001 from $0.8 million in the first quarter of 2000. This decrease was attributable to the 200 basis points reduction in the management fee payable to Brant-Allen. Effective April 1, 2000 the management fee to Brant-Allen for administrative services was reduced from 3% to 1%.

As a result of the above factors, income from operations increased by $3.8 million to $3.4 million in the first quarter of 2001 from a loss of $0.4 million in the first quarter of 2000.

The Company's interest expense decreased $0.1 million, or 3.5%, to $3.4 million in the first quarter of 2001 compared to $3.5 million in the first quarter of 2000, due to a decrease in interest rates of approximately 100 basis points and repayments on the Company's Term Loan Facility and a decrease in the outstanding Revolving Credit Facility.

As a result of the above factors, the Company reported a net loss of $10,000 in the first quarter of 2001 compared to net loss of $3.9 million in the first quarter of 2000.

Liquidity and Capital Resources.

The Company's principal liquidity requirements have been for working capital, capital expenditures and debt service under the Company's loan agreements. These requirements have been met through cash flows from operations and/or loans under the Company's Revolving Credit Facility.

The Company's cash and short-term investments at March 31, 2001 were $1.5 million, representing an increase of $0.8 million from $0.7 million at December 31, 2000. Net cash provided by operating activities was $4.3 million for the first quarter of 2001 compared to $0.9 million in the first quarter of 2000. Cash used in financing activities in the first quarter of 2001 was $2.1 million compared to $0.7 million in the first quarter of 2000 and cash used in investing activities in the first quarter of 2001 was $1.4 million compared to $0.5 million for the first quarter of 2000. In total, $3.5 million was used to cover capital expenditures of $1.4 million, a tax distribution of $0.6 million and a reduction in long-term debt including purchase obligations of $1.5 million. The Company anticipates that cash provided from operations in the future, combined with borrowings under the Revolving Credit Facility will be sufficient to pay its operating expenses, satisfy current debt-service obligations and fund capital expenditures.

In the first quarter 2001, the Company's cash provided by operating activities increased by 350.4% to $4.3 million from $1.0 million in the first quarter 2000, primarily due to higher selling prices offset in part by lower sales volumes and higher per unit costs of sales resulting in a net loss in first quarter of 2001 of $10,000 compared to net loss of $3.9 million in the first quarter of 2000.

The Company made capital expenditures of $1.4 million and $0.5 million in the first quarter of 2001 and the first quarter of 2000, respectively, in connection with upgrading and maintaining its manufacturing facility. Management anticipates that the Company's total capital expenditures for the balance of 2001 and 2002 will primarily relate to maintenance of its newsprint facilities and cost reduction projects.

At March 31, 2001, the Company had approximately $131.6 million of indebtedness, consisting of borrowings of $13.0 million under the Revolving Credit Facility, $18.5 million under the Term Loan Facility, $100 million under the Notes and approximately $0.1 million in long term purchase obligations. In addition, $12.0 million was available in unused borrowing capacity under the Revolving Credit Facility.

PART II.  OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


          (a)  No exhibits

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