Form 10-Q
period 2001-06-30
BEAR ISLAND PAPER CO LLC
filed 2001-08-13
CIK 1051249

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                                   (Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

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


PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS
                                             BEAR ISLAND PAPER COMPANY, L.L.C.
                                                 CONDENSED BALANCE SHEETS


                                                                                       June 30,          December 31,
                                               ASSETS                                    2001                2000
                                                                                    ----------------   -----------------
                                                                                      (Unaudited)
 Current assets:
     Cash and short-term investments                                                $       505,667    $        682,329
     Accounts receivable, net                                                            13,862,578          14,091,885
     Inventories                                                                         14,609,616          12,651,078
     Other current assets                                                                   537,747             492,022
                                                                                    ----------------   -----------------

             Total current assets                                                        29,515,608          27,917,314

 Property, plant and equipment                                                          209,067,349         205,032,041
 Less accumulated depreciation                                                          (37,934,894)        (32,314,191)
                                                                                    ----------------   -----------------

             Net property, plant and equipment                                          171,132,455         172,717,850
                                                                                    ---------------    ----------------

 Deferred financing costs                                                                 5,833,864           6,165,666
                                                                                    ---------------    ----------------

               Total assets                                                         $   206,481,927    $    206,800,830
                                                                                    ================   =================


                                  LIABILITIES AND MEMBER'S EQUITY

 Current liabilities:
     Current portion of long-term debt                                                       58,389              93,494
     Accounts payable and accrued liabilities                                             9,231,773           9,403,405
     Accrued interest payable                                                               970,650           1,034,044
                                                                                    ----------------   -----------------

               Total current liabilities                                                 10,260,812          10,530,943

 Long-term debt                                                                         133,008,276         133,008,276
                                                                                    ----------------   -----------------

               Total liabilities                                                        143,269,088         143,539,219
                                                                                    ----------------   -----------------

 Member's equity:
     Contributed capital                                                                 79,581,074          79,581,074
     Accumulated deficit                                                                (16,368,235)        (16,319,463)
                                                                                    ----------------   -----------------

             Total member's equity                                                       63,212,839          63,261,611
                                                                                    ----------------   -----------------

               Total liabilities and member's equity                                $   206,481,927    $    206,800,830
                                                                                    ================   =================
 See accompanying notes to the condensed financial statements.

                                             BEAR ISLAND PAPER COMPANY, L.L.C.
                                            CONDENSED STATEMENTS OF OPERATIONS
                                                        (UNAUDITED)



                                                   Three months ended June 30,           Six months ended June 30,
                                                -----------------------------------  -----------------------------------
                                                       2001               2000              2001               2000

 Net sales                                      $   32,564,113     $    29,067,286   $    61,887,062    $    56,977,799
 Cost of sales                                      27,025,584          25,675,399        52,629,791         53,170,480
                                                ---------------    ----------------  ----------------   ----------------

             Gross profit                            5,538,529           3,391,887         9,257,271          3,807,319

 Selling, general and administrative expenses:

     Management fees to Brant-Allen                   (310,423)           (276,397)         (588,613)        (1,067,450)
     Other                                             (38,157)            (47,563)         (105,666)           (74,771)
                                                ---------------    ----------------  ----------------   ----------------

             Income from operations                  5,189,949           3,067,927         8,562,992          2,665,098

 Other income (deductions):
     Interest expense                               (3,303,203)         (3,539,425)       (6,717,915)        (7,076,785)
     Other income                                       26,695              51,986            58,295             73,565
                                                ---------------    ----------------  ----------------   ----------------

               Net income (loss)                $    1,913,441     $      (419,512)  $     1,903,372    $    (4,338,122)
                                                ===============    ================  ================   ================

 See accompanying notes to the condensed financial statements.


                          BEAR ISLAND PAPER COMPANY, L.L.C.
                         CONDENSED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)



                                                    Six months ended June 30,
                                                -----------------------------------
                                                        2001               2000
 Operating activities:
     Net income (loss)                          $     1,903,372    $    (4,338,122)
     Adjustments to reconcile net income
           (loss) to net cash provided by
           operating activities:
       Depreciation and depletion                     5,620,703          5,642,969
       Amortization of deferred financing
         costs                                          331,802            343,257
       Loss on disposal/write-down of
         property, plant and equipment                     -               160,400
     Changes in current assets and liabilities:
       Accounts receivable                              229,307           (625,384)
       Inventory                                     (1,958,538)         1,374,869
       Other current assets                             (45,725)          (602,713)
       Accounts payable and accrued
         liabilities                                   (171,632)           103,248
       Accrued interest payable                         (63,394)             6,378
                                                ----------------   ----------------

             Cash provided by operating
                   activities                         5,845,895          2,064,902
                                                ----------------   ----------------

 Investment activities:
     Purchases of property, plant and
           equipment                                 (4,035,308)        (1,566,352)
                                                ----------------   ----------------

             Net cash used in investing
                   activities                        (4,035,308)        (1,566,352)
                                                ----------------   ----------------

 Financing activities:
     Proceeds from issuance of long-term
           debt                                       1,500,000          4,000,000
     Principal payments on long-term debt            (1,535,105)        (4,414,491)
     Tax distribution to parent                      (1,952,144)        (2,349,247)
     Contributions to capital from parent                --              1,500,000
                                                ----------------   ----------------

             Net cash used in financing
                   activities                        (1,987,249)        (1,263,738)
                                                ----------------   ----------------

             Net decrease in cash and
                   short term investments              (176,662)          (765,188)

 Cash and short-term investments, beginning
       of period                                        682,329            981,199
                                               -----------------  -----------------

               Cash and short-term
                     investments, end of
                     period                     $       505,667    $       216,011
                                                ================   ================

 Noncash financing activities:
     Contributions from Brant-Allen             $          -       $       529,369
                                                ================   ================


 See accompanying notes to the condensed financial statements.

                        BEAR ISLAND PAPER COMPANY, L.L.C.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. In the opinion of management, the accompanying condensed financial statements of Bear Island Paper Company, L.L.C. (the "Company") contain all adjustments necessary to present fairly, in all material respects, the Company's financial position as of June 30, 2001 and December 31, 2000 and the Company's condensed results of operations for the three- and six-month periods ended June 30, 2001 and 2000 as well as the Company's condensed cash flows for the six-month periods ended June 30, 2001 and 2000. All adjustments are of a normal and recurring nature. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2000 Form 10K filed on March 30, 2001. The December 31, 2000 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     The results of operations for the six-month period ended June 30, 2001 should not be regarded as necessarily indicative of the results that may be expected for the entire year.


2. The Company is a wholly owned subsidiary of Brant-Allen Industries, Inc. ("Brant-Allen"), a Delaware corporation.

     A component of selling, general and administrative expenses as shown on the statements of operations includes aggregate management fees charged by Brant-Allen. Prior to April 1, 2000 there were restrictions on payment of the management fee. During the six months ended June 30, 2000 the Board of Directors of Brant-Allen contributed unpaid accrued portions of the management fee totaling $527,369 to the Company's capital. This portion of the management fee was limited as to payment in cash by the Company to Brant-Allen under the restrictive covenants to the $100 million principal amount of 10% Senior Secured Notes due 2007 (the "Notes"). The contribution of this accrued liability had been reflected as an addition to contributed capital in the accompanying condensed balance sheet at June 30, 2000. Effective April 1, 2000, the Company amended this arrangement reducing the management fee to 1% of net sales less freight from 3% of net sales less freight and eliminating any restrictions on payment. This had the effect of reducing selling, general and administrative expenses by $556,380 during the quarter and six-months ended June 30, 2001.

     There are also certain restrictions on distributions paid to Brant-Allen. Distributions are allowed for a portion of profits in excess of certain amounts. In addition, distributions are allowed for amounts necessary to pay for the tax liabilities of the members resulting from the Company's operations. During the six-months ended June 30, 2001 $1,952,144 was paid to Brant-Allen to pay such tax liabilities. In the six-months ended June 30, 2000 $2,349,247 was paid to Brant-Allen for such tax liabilities.

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

     Inventories consisted of:

                                      June 30, 2001       December 31, 2000
                                     ---------------      -----------------

          Raw materials              $    1,901,867       $      2,427,336
          Stores                          7,913,269              8,148,930
          Finished goods                  4,794,480              2,074,812
                                     ---------------      -----------------
                                     $   14,609,616       $     12,651,078
                                     ===============      =================


5.   Long-term debt consisted of:

                                             June 30, 2001    December 31, 2000
                                            ----------------  -----------------

     Senior Secured Notes                   $   100,000,000   $    100,000,000

     Term Loan Facility                          18,508,276         18,508,276

     Revolving Credit Facility                   14,500,000         14,500,000

     Long-term purchase obligations                  58,389             93,494
                                            ----------------  -----------------
                                                133,066,665        133,101,770
     Less current portion                            58,389             93,494
                                            ----------------  -----------------
                  Total long-term debt      $   133,008,276   $    133,008,276
                                            ================  =================

                        BEAR ISLAND PAPER COMPANY, L.L.C.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6. The Company charged Bear Island Timberlands Company, L.L.C. ("Timberlands") an affiliate and wholly owned subsidiary of Brant-Allen, for certain administrative and other expenses. These charges approximated $8,000 and $78,000 during the six months ended June 30, 2001 and 2000, respectively.

     The Company's receivables and payables with their affiliates were as follows:



                                              June 30, 2001   December 31, 2000
                                            ----------------  -----------------

     Due from Brant-Allen                   $         8,956   $        36,986
     Due from Newsprint Sales                     1,453,589           157,379
     Due from F.F. Soucy, Inc. and Partners          52,447            11,791
     Due from F.F. Soucy, Inc.                       22,477             5,053
     Due to Timberlands                             370,046           377,028



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


THREE MONTHS ENDED JUNE 30, 2001, COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Net sales increased by $3.5 million, or 12%, to $32.5 million in the second quarter of 2001, from $29.0 million in the second quarter of 2000. This increase was attributable to a 13% increase in the average net selling price of the Company's products. The volume of tonnage sold for the second quarter of 2001 was 54,962 metric tons ("tonnes") which was comparable to the second quarter of 2000 volume of 55,354 tonnes. The Company's net selling price for newsprint increased to an average of $592 per tonne in the second quarter of 2001 from an average of $525 per tonne in the second quarter of 2000.

Cost of sales increased by $1.4 million, or 5%, to $27.0 million in the second quarter of 2001 from $25.6 million in the second quarter of 2000. This increase was attributable primarily to a 6% increase in unit manufacturing costs per tonne. The increase in unit manufacturing cost per tonne was the result of 46% increase in energy costs offset in part by a 19% decrease in fiber costs. Cost of sales as a percentage of net sales decreased to 83% in the second quarter of 2001, from 88% in the second quarter of 2000, due to a net increase in newsprint selling prices in the second quarter of 2001 and offset by the increase in unit costs of manufacturing as noted above.

The Company's selling, general and administrative expenses were unchanged at $0.3 million, in the second quarter of 2001 from the second quarter of 2000.

As a result of the above factors, income from operations increased by $2.1 million to $5.2 million in the second quarter of 2001 from $3.1 million in the second quarter of 2000.

The Company's interest expense decreased $0.2 million, or 6%, to $3.3 million in the second quarter of 2001 compared to $3.5 million in the second quarter of 2000, primarily due to reductions in interest rates and a decrease in the outstanding Revolving Credit Facility.

As a result of the above factors, the Company reported net income of $1.9 million in the second quarter of 2001 compared to a net loss of $0.4 million in the second quarter of 2000.



SIX MONTHS ENDED JUNE 30, 2001, COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Net sales increased by $4.9 million, or 9%, to $61.9 million in the first six months of 2001, from $57.0 million in the first six months of 2000. This increase was attributable to a 16% increase in the average net selling price of the Company's products and was offset by a 6% decrease in sales volumes to approximately 104,900 tonnes in the first six months of 2001, from approximately 112,000 tonnes in the first six months of 2000. The Company's net selling price for newsprint increased to an average of $590 per tonne in the first six months of 2001 from an average of $509 per tonne in the first six months of 2000.

Cost of sales decreased by $0.6 million, or 1%, to $52.6 million in the first six months of 2001 from $53.2 million in the first six months of 2000. This decrease was attributable primarily to the decrease in sales volumes mentioned above and was offset by a 6% increase in unit manufacturing costs per tonne. The increase in unit manufacturing cost per tonne was a result of a 40% increase in energy costs and offset in part by an 19% decrease in fiber costs. Cost of sales as a percentage of net sales decreased to 85% in the first six months of 2001, from 93% in the first six months of 2000, due to a net increase in newsprint selling prices in the first six months of 2001 and offset in part by the increase in unit costs of manufacturing as noted above.

The Company's selling, general and administrative expenses decreased by $0.4 million, or 36%, to $0.7 million in the first six months of 2001 from $1.1 million in the first six months of 2000. This decrease was attributable to the 200 basis points reduction in the management fee to Brant-Allen. Effective April 1, 2001 the management fee to Brant-Allen for administrative services was reduced from 3% to 1%.

As a result of the above factors, income from operations increased by $5.9 million to $8.6 million in the first six months of 2001 from $2.7 million in the first six months of 2000.

The Company's interest expense decreased $0.3 million, or 4%, to $6.8 million in the first six months of 2001 compared to $7.1 million in the first six months of 2000, primarily due to reductions in interest rates and a decrease in the outstanding Revolving Credit Facility.

As a result of the above factors, the Company reported a net income of $1.9 million in the first six months of 2001 compared to net loss of $4.3 million in the first six months of 2000.


Liquidity and Capital Resources.

The Company's principal liquidity requirements have been for working capital, capital expenditures and debt service under the Company's loan agreements. These requirements have been met through cash flows from operations and/or loans under the Company's Revolving Credit Facility.

The Company's cash and short-term investments at June 30, 2001 were $0.5 million, representing a decrease of $0.2 million from $0.7 million at December 31, 2000. Net cash provided by operating activities was $5.8 million for the first six months ended June 30, 2001. Cash used in financing activities was $2.0 million and cash used in investing activities was $4.0 million for the six months ended June 30, 2001. In total, $7.5 million was used to cover capital expenditures of $4.0 million, a tax distribution of $2.0 million and a reduction in long-term debt including purchase obligations of $1.5 million. The Company anticipates that cash provided from operations in the future, combined with borrowings under the Revolving Credit Facility will be sufficient to pay its operating expenses, satisfy debt-service obligations and fund capital expenditures.

In the first six months of 2001, the Company's cash provided by operating activities increased by 176.2% to $5.8 million from $2.1 million in the first six months of 2000, primarily due to higher selling prices of the Company's products and offset in part by lower sales volumes and higher per unit cost of sales resulting in a net income in first six months 2001 of $1.9 million compared to net loss of $4.3 million in the first six months of 2000.

The Company made capital expenditures of $4.0 million and $1.6 million in the first six months of 2001 and the first six months of 2000, respectively, in connection with upgrading and maintaining its manufacturing facility. Management anticipates that the Company's total capital expenditures for the balance of 2001 and 2002 will primarily relate to maintenance of its newsprint facilities and cost reduction projects.

At June 30, 2001, the Company had approximately $133.1 million of indebtedness, consisting of borrowings of $14.5 million under the Revolving Credit Facility, $18.5 million under the Term Loan Facility, $100 million under the Notes and approximately $0.1 million in long term purchase obligations. At June 30, 2001, $7.8 million was available as unused borrowing capacity under the Revolving Credit Facility, which is net of $2.7 million of borrowing capacity reserved for outstanding Letters of Credit.

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



                                           BEAR ISLAND PAPER COMPANY, L.L.C.



                                           By:  /s/ Peter M. Brant
                                              -----------------------------
                                           Peter M. Brant
                                           President, Chairman of the Board and
                                              Chief Executive Officer



                                           By:  /s/ Edward D. Sherrick
                                              -----------------------------
                                           Edward D. Sherrick
                                           Vice President of Finance
                                           (Principal Financial Officer and
                                               Chief Accounting Officer)