Form 10-Q
period 2001-09-30
BEAR ISLAND PAPER CO LLC
filed 2001-11-13
CIK 1051249

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                                   (Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001

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

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS
                                             BEAR ISLAND PAPER COMPANY, L.L.C.
                                                 CONDENSED BALANCE SHEETS


                                                                                      September 30,      December 31,
                                               ASSETS                                    2001                2000
                                                                                    ----------------   -----------------
                                                                                      (Unaudited)
 Current assets:
     Cash and short-term investments                                                $     3,495,598    $        682,329
     Accounts receivable, net                                                            11,126,229          14,091,885
     Inventories                                                                         15,961,183          12,651,078
     Other current assets                                                                   600,464             492,022
                                                                                    ----------------   -----------------

             Total current assets                                                        31,183,474          27,917,314

 Property, plant and equipment                                                          211,412,081         205,032,041
 Less accumulated depreciation                                                          (40,742,022)        (32,314,191)
                                                                                    ----------------   -----------------

             Net property, plant and equipment                                          170,670,059         172,717,850
                                                                                    ---------------    ----------------

 Deferred financing costs                                                                 5,667,964           6,165,666
                                                                                    ---------------    ----------------

               Total assets                                                         $   207,521,497    $    206,800,830
                                                                                    ================   =================


                                  LIABILITIES AND MEMBER'S EQUITY

 Current liabilities:
     Current portion of long-term debt                                              $         -        $         93,494
     Accounts payable and accrued liabilities                                            10,079,923           9,403,405
     Accrued interest payable                                                             3,450,841           1,034,044
                                                                                    ----------------   -----------------

               Total current liabilities                                                 13,530,764          10,530,943

 Long-term debt                                                                         130,444,121         133,008,276
                                                                                    ----------------   -----------------

               Total liabilities                                                        143,974,885         143,539,219
                                                                                    ----------------   -----------------

 Member's equity:
     Contributed capital                                                                 79,581,074          79,581,074
     Accumulated deficit                                                                (16,034,462)        (16,319,463)
                                                                                    ----------------   -----------------

             Total member's equity                                                       63,546,612          63,261,611
                                                                                    ----------------   -----------------

               Total liabilities and member's equity                                $   207,521,497    $    206,800,830
                                                                                    ================   =================
 See accompanying notes to the condensed financial statements.

                                            BEAR ISLAND PAPER COMPANY, L.L.C.
                                            CONDENSED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)


                                                  Three months ended September 30,      Nine months ended September 30,
                                                -----------------------------------  -----------------------------------
                                                       2001               2000              2001               2000
 Net sales                                      $   30,043,564     $    29,813,020   $    91,930,626    $    86,790,819
 Cost of sales                                      26,131,261          24,710,474        78,761,052         77,880,954
                                                ---------------    ----------------  ----------------   ----------------

             Gross profit                            3,912,303           5,102,546        13,169,574          8,909,865

 Selling, general and administrative expenses:

     Management fees to Brant-Allen                   (285,979)           (282,598)         (874,592)        (1,350,048)
     Other                                            (101,769)            (16,845)         (207,435)           (91,616)
                                                ---------------    ----------------  ----------------   ----------------

             Income from operations                  3,524,555           4,803,103        12,087,547          7,468,201

 Other income (deductions):
     Interest expense                               (3,219,735)         (3,594,957)       (9,937,650)       (10,671,742)
     Other income                                       28,953             115,547            87,248            189,112
                                                ---------------    ----------------  ----------------   ----------------

               Net income (loss)                $      333,773     $     1,323,693   $     2,237,145    $    (3,014,429)
                                                ===============    ================  ================   ================

 See accompanying notes to the condensed financial statements.

                          BEAR ISLAND PAPER COMPANY, L.L.C.
                         CONDENSED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)



                                                  Nine months ended September 30,
                                                -----------------------------------
                                                        2001               2000
 Operating activities:
     Net income (loss)                          $     2,237,145    $    (3,014,429)
     Adjustments to reconcile net income
           (loss) to net cash provided by
           operating activities:
       Depreciation and depletion                     8,427,831          8,329,454
       Amortization of deferred financing
         costs                                          497,702            503,238
       Loss on disposal/write-down of
         property, plant and equipment                     -               160,400
     Changes in current assets and liabilities:
       Accounts receivable                            2,965,656             15,376
       Inventory                                     (3,310,105)           446,686
       Other current assets                            (108,442)          (208,669)
       Accounts payable and accrued
         liabilities                                    676,518           (416,771)
       Accrued interest payable                       2,416,797          2,551,198
                                                ----------------   ----------------

             Cash provided by operating
                   activities                        13,803,102          8,366,483
                                                ----------------   ----------------

 Investment activities:
     Purchases of property, plant and
           equipment                                 (6,380,040)        (1,962,017)
                                                ----------------   ----------------

             Cash used in investing
                   activities                        (6,380,040)        (1,962,017)
                                                ----------------   ----------------

 Financing activities:
     Proceeds from issuance of long-term
           debt                                       1,500,000          4,000,000
     Principal payments on long-term debt            (4,157,649)        (7,654,860)
     Tax distribution to parent                      (1,952,144)        (3,514,045)
     Contributions to capital from parent                --              1,500,000
                                                ----------------   ----------------

             Net cash used in financing
                   activities                        (4,609,793)        (5,668,905)
                                                ----------------   ----------------

             Net increase in cash and
                   short term investments             2,813,269            735,561

 Cash and short-term investments, beginning
       of period                                        682,329            981,199
                                               -----------------  -----------------

               Cash and short-term
                     investments, end of
                     period                     $     3,495,598    $     1,716,760
                                                ================   ================

 Noncash financing activities:
     Contributions from Brant-Allen             $          -       $       527,369
                                                ================   ================


 See accompanying notes to the condensed financial statements.

                        BEAR ISLAND PAPER COMPANY, L.L.C.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. In the opinion of management, the accompanying condensed financial statements of Bear Island Paper Company, L.L.C. (the "Company") contain all adjustments necessary to present fairly, in all material respects, the Company's financial position as of September 30, 2001 and December 31, 2000 and the Company's condensed results of operations for the three- and nine-month periods ended September 30, 2001 and 2000 as well as the Company's condensed cash flows for the nine-month periods ended September 30, 2001 and 2000. All adjustments are of a normal and recurring nature. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2000 Form 10K filed on March 30, 2001. The December 31, 2000 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     The results of operations for the nine-month period ended September 30, 2001 should not be regarded as necessarily indicative of the results that may be expected for the entire year.


2. The Company is a wholly owned subsidiary of Brant-Allen Industries, Inc. ("Brant-Allen"), a Delaware corporation.

     A component of selling, general and administrative expenses as shown on the statements of operations includes aggregate management fees charged by Brant-Allen. Prior to April 1, 2000 there were restrictions on payment of the management fee. During the nine months ended September 30, 2000 the Board of Directors of Brant-Allen contributed unpaid accrued portions of the management fee totaling $527,369 to the Company's capital. This portion of the management fee was limited as to payment in cash by the Company to Brant-Allen under the restrictive covenants to the $100 million principal amount of 10% Senior Secured Notes due 2007 (the "Notes"). The contribution of this accrued liability had been reflected as an addition to contributed capital in the accompanying condensed balance sheet at September 30, 2000. Effective April 1, 2000, the Company amended this arrangement reducing the management fee to 1% of net sales less freight from 3% of net sales less freight and eliminating any restrictions on payment. This had the effect of reducing selling, general and administrative expenses by $556,380 during the quarter and nine-months ended September 30, 2001.

     There are also certain restrictions on distributions paid to Brant-Allen. Distributions are allowed for a portion of profits in excess of certain amounts. In addition, distributions are allowed for amounts necessary to pay for the tax liabilities of the members resulting from the Company's operations. During the nine-months ended September 30, 2001 $1,952,144 was paid to Brant-Allen to pay such tax liabilities. In the nine-months ended September 30, 2000 $3,514,045 was paid to Brant-Allen for such tax liabilities.

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

     Inventories consisted of:

                                    September 30, 2001    December 31, 2000
                                    ------------------    -----------------

          Raw materials              $    2,122,788       $      2,427,336
          Stores                          7,571,386              8,148,930
          Finished goods                  6,267,009              2,074,812
                                     ---------------      -----------------
                                     $   15,961,183       $     12,651,078
                                     ===============      =================


5.   Long-term debt consisted of:

                                        September 30, 2001    December 31, 2000
                                        ------------------    -----------------

      Senior Secured Notes                 $   100,000,000   $    100,000,000

      Term Loan Facility                        17,444,121         18,508,276

      Revolving Credit Facility                 13,000,000         14,500,000

      Long-term purchase obligations                -                  93,494
                                           ----------------  -----------------
                                               130,444,121        133,101,770
      Less current portion                          -                  93,494
                                           ----------------  -----------------
                   Total long-term debt    $   130,444,121   $    133,008,276
                                           ================  =================

                        BEAR ISLAND PAPER COMPANY, L.L.C.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6. The Company charges Bear Island Timberlands Company, L.L.C. ("Timberlands") an affiliate and wholly owned subsidiary of Brant-Allen, for certain administrative and other expenses. These charges approximated $15,000 and $125,000 during the nine months ended September 30, 2001 and 2000, respectively.

     The Company's receivables and payables with their affiliates were as follows:



                                          September 30, 2001   December 31, 2000
                                          ------------------   -----------------

     Due from Brant-Allen                    $                 $        36,986
     Due to Brant-Allen                                2,570
     Due from Newsprint Sales                      1,577,673           157,379
     Due from F.F. Soucy, Inc. and Partners           72,043            11,791
     Due from F.F. Soucy, Inc.                        30,275             5,053
     Due to Timberlands                              361,654           377,028



7. The Financial Accounting Standards Board ("FASB") has issued a new standard affecting the accounting for derivative instruments and hedging activities. It requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of the derivative instruments are either recognized periodically in income or other comprehensive income. The Company has implemented this standard effective January 1, 2001. The implementation of this new standard did not have an effect on the Company's results of operations or financial position as the Company has no derivatives.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001; the use of the pooling-of-interests method of accounting is prohibited after this time. SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill, and it requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). SFAS 141 is not expected to have a material impact on the Company's financial statements.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets. SFAS 142 eliminates the amortization of goodwill and instead requires a periodic review of any goodwill balance for possible impairment. SFAS 142 also requires that goodwill be allocated at the reporting unit level. SFAS 142 is effective for years beginning after December 15, 2001. SFAS 142 also contains provisions related to intangible assets other than goodwill. SFAS 142 is not expected to have a material impact on the Company's financial statements.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and related asset retirement costs. SFAS 143 is effective for financial statements with fiscal years beginning after June 15, 2002. SFAS 143 is not expected to have a material impact on the Company's financial statements.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that long-lived assets to be disposed of be measured at the lower of carrying amount of fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for fiscal years beginning after December 15, 2001. SFAS 144 is not expected to have a material impact on the Company's financial statements.

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


THREE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Net sales increased by $0.2 million, or 0.7%, to $30.0 million in the third quarter of 2001, from $29.8 million in the third quarter of 2000. This marginal increase was attributable to a 0.5% increase in the average net selling price of the Company's products. The volume of tonnage sold for the third quarter of 2001 was 54,050 metric tons ("tonnes") which was comparable to the third quarter of 2000 volume of 54,049 tonnes. The Company's net selling price for newsprint increased to an average of $555 per tonne in the third quarter of 2001 from an average of $552 per tonne in the third quarter of 2000.

Cost of sales increased by $1.4 million, or 5.7%, to $26.1 million in the third quarter of 2001 from $24.7 million in the third quarter of 2000. This increase was attributable primarily to an 8% increase in unit manufacturing costs per tonne. The increase in unit manufacturing cost per tonne was the result of 41.4% increase in energy costs offset in part by a 20.6% decrease in fiber costs. Cost of sales as a percentage of net sales decreased to 87% in the third quarter of 2001, from 82.9% in the third quarter of 2000, due to a net increase in newsprint selling prices in the third quarter of 2001 and offset by the increase in unit costs of manufacturing as noted above.

The Company's selling, general and administrative expenses increased by $0.1 million or 33.3% to $0.4 million, in the third quarter of 2001 from $0.3 million in the third quarter of 2000.

As a result of the above factors, income from operations decreased by $1.3 million to $3.5 million in the third quarter of 2001 from $4.8 million in the third quarter of 2000.

The Company's interest expense decreased $0.4 million, or 11.1%, to $3.2 million in the third quarter of 2001 compared to $3.6 million in the third quarter of 2000, primarily due to reductions in interest rates and decreases in the Company's Term Loan Facility and the average outstanding balances on the Revolving Credit Facility.

As a result of the above factors, the Company reported net income of $0.3 million in the third quarter of 2001 compared to a net income of $1.3 million in the third quarter of 2000.



NINE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Net sales increased by $5.1 million, or 5.9%, to $91.9 million in the first nine months of 2001, from $86.8 million in the first nine months of 2000. This increase was attributable to a 10.5% increase in the average net selling price of the Company's products and was offset by a 4.3% decrease in sales volumes to approximately 158,900 tonnes in the first nine months of 2001, from approximately 166,000 tonnes in the first nine months of 2000. The Company's net selling price for newsprint increased to an average of $578 per tonne in the first nine months of 2001 from an average of $523 per tonne in the first nine months of 2000.

Cost of sales increased by $0.9 million, or 1.2%, to $78.8 million in the first nine months of 2001 from $77.9 million in the first nine months of 2000. This increase was attributable primarily to a 6.0% increase in unit manufacturing costs per ton and offset in part by the 4.3% decrease in sales volumes mentioned above. The increase in unit manufacturing cost per tonne was a result of a 39.4% increase in energy costs and offset in part by a 19.6% decrease in fiber costs. Cost of sales as a percentage of net sales decreased to 85.7% in the first nine months of 2001, from 89.7% in the first nine months of 2000, due to a net increase in newsprint selling prices in the first nine months of 2001 and offset in part by the increase in unit costs of manufacturing as noted above.

The Company's selling, general and administrative expenses decreased by $0.3 million, or 21.4%, to $1.1 million in the first nine months of 2001 from $1.4 million in the first nine months of 2000. This decrease was attributable to the 200 basis point reduction in the management fee to Brant-Allen. Effective April 1, 2000 the management fee to Brant-Allen for administrative services was reduced from 3% to 1%.

As a result of the above factors, income from operations increased by $4.6 million to $12.1 million in the first nine months of 2001 from $7.5 million in the first nine months of 2000.

The Company's interest expense decreased $0.8 million, or 7.5%, to $9.9 million in the first nine months of 2001 compared to $10.7 million in the first nine months of 2000, primarily due to reductions in interest rates and decreases in the Company's Term Loan Facility and the average outstanding balances on the Revolving Credit Facility.

As a result of the above factors, the Company reported net income of $2.2 million in the first nine months of 2001 compared to a net loss of $3.0 million in the first nine months of 2000.


Liquidity and Capital Resources.

The Company's principal liquidity requirements have been for working capital, capital expenditures and debt service under the Company's loan agreements. These requirements have been met through cash flows from operations and/or loans under the Company's Revolving Credit Facility.

The Company's cash and short-term investments at September 30, 2001 were $3.5 million, representing an increase of $2.8 million from $0.7 million at December 31, 2000. Net cash provided by operating activities was $13.8 million for the first nine months ended September 30, 2001. Cash used in financing activities was $4.6 million and cash used in investing activities was $6.4 million for the nine months ended September 30, 2001. In total, $11.0 million was used to cover capital expenditures of $6.4 million, a tax distribution of $2.0 million and a net reduction in long-term debt including purchase obligations of $2.6 million. The Company anticipates that cash provided from operations in the future, combined with borrowings under the Revolving Credit Facility will be sufficient to pay its operating expenses, satisfy debt-service obligations and fund capital expenditures.

In the first nine months of 2001, the Company's cash provided by operating activities increased by 64.3% to $13.8 million from $8.4 million in the first nine months of 2000, primarily due to increased selling prices of the Company's products and offset by higher per unit cost of sales resulting in net income in the first nine months of 2001 of $2.2 million compared to a net loss of $3.0 million in the first nine months of 2000.

The Company made capital expenditures of $6.4 million and $1.9 million in the first nine months of 2001 and the first nine months of 2000, respectively, in connection with upgrading and maintaining its manufacturing facility. Management anticipates that the Company's total capital expenditures for the balance of 2001 and 2002 will primarily relate to maintenance of its newsprint facilities.

At September 30, 2001, the Company had approximately $130.4 million of indebtedness, consisting of borrowings of $13.0 million under the Revolving Credit Facility, $17.4 million under the Term Loan Facility, $100 million under the Notes. At September 30, 2001, $9.3 million was available as unused borrowing capacity under the Revolving Credit Facility, which is net of $2.7 million of borrowing capacity reserved for outstanding Letters of Credit.

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