Form 10-K405
period 2001-12-31
BEAR ISLAND PAPER CO LLC
filed 2002-03-28
CIK 1051249

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                       Documents Incorporated by Reference

Certain exhibits required for Part IV of this report are incorporated herein by reference from Bear Island Paper Company, L.L.C.'s registration statement on Form S-4, Registration No. 333-42201, as amended.

                                TABLE OF CONTENTS

                                                                                                  PAGE
                                                                                                  ----

                                                 PART I
ITEM 1. BUSINESS.............................................................................       3

ITEM 2. PROPERTIES...........................................................................       6

ITEM 3. LEGAL PROCEEDINGS. ..................................................................       7

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. ................................       7

                                                 PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.  ........       7

ITEM 6. SELECTED FINANCIAL DATA. ............................................................       7

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS. .....................................................................       8

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...........................      13

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................................      14

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE.............................................................      14

                                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................................      14

ITEM 11. EXECUTIVE COMPENSATION..............................................................      16

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......................      16

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................................      16

                                                 PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K....................      18

                                     PART I

ITEM 1. BUSINESS.

GENERAL

Bear Island Paper Company, L.L.C. (the "Company"), a limited liability company organized in 1997 and a wholly owned subsidiary of Brant-Allen Industries, Inc. a subchapter S corporation, ("Brant-Allen") produces newsprint at its mill, located near Richmond, Virginia (the "Mill"). The Mill has an annual capacity of 229,700 metric tons ("tonnes") of high quality newsprint suitable for four-color printing, which publishers are increasingly using for general circulation. In 2001, the Mill produced approximately 212,600 tonnes of newsprint, and had an estimated operating efficiency rate of 89.10%.

The Company's customers include leading newspaper publishers in the United States, such as Dow Jones & Company, Inc. (publisher of The Wall Street Journal) ("Dow Jones"), The Washington Post Company ("The Washington Post"), Advance Publications ("Newhouse Group"), Gannett Co., Inc. (publisher of USA Today) ("Gannett"), MediaNews Group Inc., Knight-Ridder Inc. ("Knight-Ridder"), Media General, Inc., Tribune Co. and New York Times Co. Approximately 88% of the Company's newsprint production in 2001 was purchased by its top ten customers.

A combination of pulp material is used to feed the Company's newsprint machine. In its manufacturing process, the Mill currently uses thermomechanical pulp ("TMP"), and de-inked pulp. The use of TMP provides high wood fiber yields and higher quality newsprint than that produced by the traditional mechanical groundwood process. The de-inked pulp is produced at the Company's recycling facility, which is located adjacent to the Mill. The recycling facility commenced operations in 1994 and features technology for de-inking, cleaning and screening of old newspapers ("ONP") and old magazines ("OMG").

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

Currently, approximately 63% of the Company's fiber requirements are derived from the Company's TMP process using wood and woodchips, and approximately 37% of the Company's fiber requirements are de-inked pulp from the Mill's recycling facility.

The Mill has a wood requirement of approximately 144,000 cords per year. All wood is currently supplied from sources within a 200-mile radius of the Mill. In 2001, the Company's wood needs were supplied 44% from wood harvested by local independent wood contractors and 56% in chip form, by independent sawmills.

The Mill's newsprint machine produces newsprint at an average speed of approximately 4,250 feet per minute over a machine trim width of 300 inches. The Mill produces approximately 635 tonnes per day of newsprint.

The Company's recycling plant features advanced technologies for the re-pulping, de-inking, cleaning and screening of ONP and OMG. The recycling facility turns ONP and OMG into de-inked pulp. ONP and OMG are procured from a combination of individual processors, municipal recovery facilities and brokers. After delivery to the plant, the ONP and OMG are mixed by operators into a blend with a ratio of ONP to OMG of 81:19, which is then fed into a pulper which mixes in additives and prepares the stock for ink separation. During 1998, the Company undertook a capital expansion of the recycling facility resulting in a capacity increase of 20,200 tonnes per year. At full capacity, the recycling facility processes approximately 107,000 tonnes per year of ONP and OMG. The recycling facility has the capacity to produce 246 tonnes of recycled fiber per day. The recycling mill enables the Company to produce up to approximately 635 tonnes per day of newsprint containing a minimum of 20% and a maximum of 40% recycled fiber. The recycling facility also includes a 50,000 square foot warehouse that can hold a 10-day supply of ONP and OMG.

MARKETS AND CUSTOMERS

The Company's marketing objective is to become a preferred supplier to each of its newsprint customers. To achieve this goal, the Company focuses on service, product quality and long term relationships. Eight of the Company's top ten customers have been customers for over 15 years. In 2001, approximately 29% of the production of the Mill was sold to Dow Jones and The Washington Post under purchase agreements (the "Purchase Agreements") that obligate each of those customers to purchase a minimum of approximately 40,000 tonnes of newsprint per year for The Washington Post and 32,000 tonnes for Dow Jones commencing in 2002, at prices based on prevailing market prices paid by those customers to their non-affiliated East Coast suppliers. The term of the Purchase Agreements has been extended through December 31, 2004 and is subject to the parties agreeing to pricing, which approximate market prices, on an annual basis. The Company has sold newsprint to Dow Jones since 1980 and The Washington Post since 1979. Other than the agreements with Dow Jones and The Washington Post, customers purchase a minimum volume amount for short periods of up to one year based on market prices at the time of purchase.

In 2001 and 2000, the Company's ten largest customers represented an aggregate of 88% and 93%, respectively, of the Company's total sales. The Company has had five customers whose sales represent a significant portion of sales. Sales to Dow Jones approximated 13%, 20% and 20% for the years ended December 31, 2001, 2000 and 1999, respectively. Sales to The Washington Post approximated 16%, 19%, and 19% for the years ended December 31, 2001, 2000 and 1999, respectively. Sales to Newhouse Group approximated 16%, 14%, and 15% for the years ended December 31, 2001, 2000 and 1999, respectively. Sales to Gannett approximated 15%, 17%, and 12% for the years ended December 31, 2001, 2000 and 1999, respectively. Sales to Knight-Ridder approximated 11% during the year ended December 31, 2001.

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

The Mill was designed and is operated with one of the most stringent water use and wastewater flow requirements of any paper mill in the U.S. At full production of 635 tonnes of newsprint per day, water usage is approximately 3.8 million gallons per day. Mill effluent is approximately 3.6 million gallons per day. The Mill's water is currently supplied by the Hanover County public utility system and by the Mill's own river intake structure and pumping system on the North Anna River. The Mill operates a wastewater treatment facility which connects to the Hanover County wastewater treatment plant. The Mill has its own on-site industrial landfill for solid waste.

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

The Company maintains valid and current air, solid waste and water permits and believes it is currently in substantial compliance with respect to all such permits. The Company believes that it has good relations with the federal, state and local regulatory authorities, and management is not aware of any material problems or costs that might jeopardize the Company's scheduled permit renewals.

The U.S. Environmental Protection Agency (the "EPA") has required that certain pulp and paper mills meet stringent air emissions and revised wastewater discharge standards for toxic and hazardous pollutants. These proposed standards are commonly known as the "Cluster Rules". Bear Island's operations are not subject to further control as a result of the current "Cluster Rules" and therefore, no related capital expenditures are anticipated.

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

EMPLOYEES

As of December 31, 2001, the Company had 218 employees, approximately 35% of which have been employed by the Company since its inception in 1979. The workforce is non-unionized and has been very receptive to flexible working conditions and requirements.

MANAGEMENT SERVICES AGREEMENT

Executive management of the Company is provided by Brant-Allen, pursuant to a management contract (the "Management Services Agreement"). The Company's newsprint is sold through Brant-Allen, which currently markets approximately 456,600 tonnes of newsprint (212,600 tonnes for the Company and 244,000 tonnes for Soucy). Brant-Allen manages the Company to maximize any available synergies. The Company benefits from the centralization of marketing, financial, administrative and distribution functions at Brant-Allen. These services are provided pursuant to the Management Services Agreement for which a management fee of 3% of annual net sales of the Company less transportation costs was payable by the Company, of which, since December 1, 1997, as a result of the Company's debt agreements, one third was payable in cash with the remainder contributed to the Company's capital. Effective April 1, 2000, the Management Services Agreement was amended to reduce the management fees payable to Brant-Allen to 1% of the Company's annual net sales of which 100% is payable in cash. During 2001, the Company was charged $1,120,000 by Brant-Allen under the Management Services Agreement.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

Brant-Allen beneficially owns all the equity of the Company. Brant-Allen, in turn, is owned by Mr. Peter Brant and Mr. Joseph Allen.

ITEM 6.  SELECTED FINANCIAL DATA.

The following selected financial data is derived from the audited financial statements of the Predecessor for the eleven months ended November 30, 1997, as well as the audited financial statements of the Company for the one month ended December 31, 1997 and the years ended December 31, 1998, 1999, 2000 and 2001, for which the statements of operations are included elsewhere herein for the years ended December 31, 1999, 2000 and 2001.

                                          Predecessor                                   Company
                                          -----------           -----------------------------------------------------------

                                             Eleven
                                             Months     One Month
                                             Ended        Ended
                                            November     December
                                              30,           31,                   Years Ended December 31,
                                          -----------    -------------------------------------------------------------------

                                              1997          1997           1998          1999         2000           2001
                                                            (Dollars in Thousands, Except Tonnes Produced)
Income Statement Data:
      Sales non-affiliates                  $65,446       $11,363        $128,112      $110,231     $118,629       $117,845
      Affiliates (1)                         46,040           --              --            --           --             --
                                            -------       -------        --------      --------     --------       --------

                 Total sales                111,486        11,363         128,112       110,231      118,629       $117,845
      Cost of sales                         101,302         9,625         100,570       101,621      103,961        108,509
                                            -------       -------        --------      --------     --------       --------

      Gross profit                           10,184         1,738          27,542         8,610        14,668         9,336

Selling, general & administrative:
      Management fee to Brant-Allen           3,175           325           3,666         3,110        1,653          1,120
      Other direct                              573            45             536           394          182            965
                                            -------       -------        --------      --------     --------       --------

      Income from operations                  6,436         1,368          23,340         5,106        12,833         7,251
                                            -------       -------        --------      --------     --------       --------
Other income (expense):
      Interest income                           591            --             201           149          144            103
      Interest expense                       (4,332)       (1,633)        (18,892)      (17,097)     (14,192)       (13,076)
      Other income (expense)                    (41)           53             --            863           84            --
                                            -------       -------        --------      --------     --------       --------
                 Total other expense         (3,782)       (1,580)        (18,691)      (16,085)     (13,964)       (12,973)
                                            -------       -------        --------      --------     --------       --------

Income (Loss) before                         $2,654         $(212)         $4,649      $(10,979)      (1,131)        (5,722)
      extraordinary item
      Extraordinary item                     (4,367)          --              --         (1,006)         --             --
                                            -------       -------        --------      --------     --------       --------

      Net income (loss)                     $(1,713)      $  (212)       $  4,649      $(11,985)    $ (1,131)      $ (5,722)
                                            =======       =======        ========      ========     ========       ========


Other Data:
      Operational EBITDA (2)                $16,184        $2,190         $33,407       $15,752      $23,719        $18,611
      Adjusted operational EBITDA(3)                        2,406          36,068        17,825       24,246         18,611



                                          Predecessor                                   Company
                                          -----------           -----------------------------------------------------------

                                             Eleven
                                             Months     One Month
                                             Ended        Ended
                                            November     December
                                              30,           31,                   Years Ended December 31,
                                          -----------    -------------------------------------------------------------------

                                              1997          1997           1998          1999         2000           2001
                                                          (Dollars in Thousands, Except Ratios and Tonnes Produced)
Summary cash flow information:
       Net cash provided by (used in)
        operating activities                $12,546       $(4,024)        $20,623        $2,547       $9.609        $16,691
       Net cash used in investing
        activities                           (4,702)     (140,169)         (7,394)         (265)      (2,704)       (13,877)
       Net cash provided by (used in)
        financing activities                (12,467)      145,545         (12,451)       (3,431)      (7,203)        (2,610)
       Depreciation                           9,735           822          10,033        10,615       10,886         11,360
       Depletion                                 13           --               34            31          --            --
       Capital expenditures                   4,836           239           7,544         3,009        2,750         13,877
       Saleable tonnes produced             206,058        18,802         222,668       226,249      219,161        212,575
       Noncash portion of management fee                      216           2,661         2,073          527            --

                                                                                  As of December 31,
                                                                                  ------------------
                                                               1997           1998         1999         2000         2001
Balance Sheet Data:
     Cash and short-term investments                          $1,353         $2,131         $981         $682         $886
     Working capital (5)                                      18,176         17,375       15,449       17,386      (24,947)
     Property, plant and equipment, net                      194,262        190,777      181,059      172,718      175,033
     Total indebtedness (4)                                  196,435        184,946      138,291      133,102      132,444
     Total assets                                            232,485        229,251      214,587      206,801      203,409
     Total partners' equity/member's interest                 25,258         32,567       65,879       63,262       55,587


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

     (5) The Company was not in compliance with certain financial covenants under the Bank Credit Facilities at December 31, 2001. As a result $32.4 million of debt was reclassed to current liabilities.

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

The Company manufactures and is dependent on one product, newsprint, which is used in general printing, the newspaper publishing industry and for advertising circulars. Accordingly, demand for newsprint fluctuates with the economy, newspaper circulation and purchases of advertising lineage which significantly impacts the Company's selling price of newsprint and, therefore, its revenues and profitability. In addition, variation in the balance between supply and demand as a result of global capacity additions have an increasing impact on both selling prices and inventory levels in the North American markets. Capacity is typically added in large blocks because of the scale of new newsprint machines.

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

Newsprint prices have been extremely volatile over the past five years. Newsprint prices in 1997 recovered from a level of $510 per tonne in the first quarter of 1997 to $560 per tonne in the fourth quarter. During 1998, newsprint prices decreased from $582 per tonne in the first quarter to $573 per tonne in the fourth quarter. During 1999, newsprint prices averaged $495 per tonne and ranged from high of $545 per tonne in the first quarter to low of $485 per tonne in the fourth quarter. During 2000, newsprint prices averaged $538 per tonne and ranged from a low of $492 per tonne in January 2000 to $585 per tonne in December 2000. During 2001, newsprint prices averaged $559 per tonne and ranged from a high of $592 per tonne in the second quarter to a low of $500 per tonne in the fourth quarter. In February 2002 newsprint prices averaged $448 per tonne.

The table below summarizes the annual volumes and selling prices of the Predecessor and the Company's newsprint during the periods indicated below:

                               Predecessor                                Company
                               -----------                                -------

                               Eleven Months One Month
                                 Ended          Ended
                               November 30,  December 31                           Years Ended December 31,
                               ------------  ------------------------------------------------------------------------

                                 1997           1997           1998           1999            2,000           2001
                                 ----           ----           ----           ----            -----           ----
TONNES SOLD                     206,400       19,900         221,700         222,574         220,389        210,795

AVERAGE SELLING PRICE              $540         $571            $578            $495            $538           $559

The Company's primary cost components consist of raw materials (wood, ONP, OMG, and chemicals), electrical energy, direct labor and certain fixed costs. Fixed costs consist of indirect labor and other plant related costs including maintenance expenses and mill overhead.

For the year ended December 31, 2001, raw materials, which are subject to significant price fluctuations based on supply and demand, represented 28.5% of the total cost of manufacturing. Electrical energy represented 20.8% and direct and indirect labor represented 19.9% of total cost of manufacturing. On an average per tonne basis electricity costs increased 39.9% from 2000 to 2001. The Company currently uses a raw material mix of 63% TMP, and 37% recycled fiber in its production process.

RESULTS OF OPERATIONS

2001 COMPARED TO 2000

Net sales decreased by $0.8 million, or 0.7%, to $117.8 million in 2001 from $118.6 million in 2000. The decrease was attributable to a 4.4% decrease in sales volumes to approximately 210,800 tonnes in 2001, from approximately 220,400 tonnes in 2000 offset by a 3.9% increase in average net selling prices for the Company's products. The Company's net selling price for newsprint increased to an average of $559 per tonne in 2001 from an average net selling price of $538 per tonne in 2000.

Cost of sales increased by $4.6 million, or 4.4%, to $108.5 million in 2001 from $103.9 million in 2000. This increase was attributable primarily to a 9.6% increase in unit manufacturing costs per tonne, offset in part by the 4.4% decrease in sales volume, as mentioned above. The increase in unit manufacturing cost per tonne was a result of a 39.9% increase in electrical costs and a shutdown of manufacturing operations for major maintenance in late October and early November for fourteen days, offset by a 20.4% decrease in fiber costs primarily due to decreased prices for ONP and decreased use of kraft pulp. Cost of sales as a percentage of net sales increased to 92.1% in 2001 from 87.6% in 2000, due to the increase in unit costs of manufacturing offset by the net increase in newsprint selling prices as noted above.

The Company's selling, general and administrative expenses increased by $0.2 million, or 11.1%, to $2.0 million in 2001 from $1.8 million in 2000. This increase was attributable to a bad debt write-off of $0.6 million offset by the reduction in the management fee to Brant-Allen. Effective April 1, 2000 the management fee to Brant-Allen for administrative services was reduced from 3% to 1%.

As a result of the above factors, income from operations decreased by $5.6 million to $7.3 million in 2001 from $12.9 million in 2000.

The Company's interest expense decreased by $1.1 million, or 7.8%, to $13.1 million in 2001 from $14.2 million in 2000, due to reductions in interest rates and repayments on the Company's Term Loan Facility.

The Company's other income including interest income decreased by $0.1 million, to $0.1 million in 2001 from $0.2 million in 2000 due to a gain in 2000 from the demutualization of an insurance company not repeated in 2001.

As a result of the above factors, the Company reported a net loss of $5.7 million in 2001 compared to a net loss of $1.1 million in 2000.

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

Cost of sales increased by $2.3 million, or 2.3%, to $104.0 million in 2000 from $101.6 million in 1999. This increase was attributable primarily to a 3.3% increase in unit manufacturing costs per tonne, offset in part by the 1.0% decrease in sales volume. The increase in unit manufacturing cost per tonne was a result of 3.9% increase in fiber costs primarily due to increased prices for ONP, a 15.4% increase in electrical costs and an increase in major maintenance expenditures of $0.6 million during the year. Cost of sales as a percentage of net sales decreased to 87.6% in 2000 from 92.2% in 1999, due to a net increase in newsprint selling prices and partially offset by the increase in unit costs of manufacturing as noted above.

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

The Company's cash and short-term investments at December 31, 2001 were approximately $0.9 million, representing an increase of approximately $0.2 million from $0.7 million at December 31, 2000. Net cash provided by operating activities was $16.7 million for the year ended December 31, 2001. Net cash used in financing activities was $2.6 million and cash used in investing activities was $13.9 million for the year ended December 31, 2001. In total, $16.0 million, was used to cover: capital expenditures of $13.9 million; a tax distribution of $2.0 million; and a reduction in long-term debt including purchase obligations of $0.1 million. While the Company anticipates that cash provided from operations in the future, combined with borrowings under the Revolving Credit Facility will be sufficient to pay its operating expenses, satisfy debt-service obligations and fund capital expenditures current market conditions have resulted in extreme financial constraints. As a result, at December 31, 2001 the Company did not meet several Financial Covenants under the Bank Credit Facilities. The Company is presently in discussion with the Lenders under the Bank Credit Facilities to work out a solution to these deficiencies.

For the year ended December 31, 2001, the Company's cash provided by operating activities increased by 74.0% to $16.7 million from $9.6 million for the year ended December 31, 2000, primarily due to increased selling prices, changes in working capital and offset by higher cost of sales resulting in a net loss for the year ended December 31, 2001 of $5.7 million compared to net loss of $1.1 million for the year ended December 31, 2000.

The Company incurred capital expenditures of $13.9 million and $2.7 million during the years ended December 31, 2001 and 2000, respectively. The large increase in capital expenditures in 2001 reflects the replacement of machinery and equipment as well as payments made in anticipation of installing new equipment on the Company's paper machine. Management anticipates that the Company's total capital expenditures for the years 2002 and 2003 will primarily relate to existing capital projects in progress and maintenance of its newsprint facilities.

At December 31, 2001, the Company had approximately $132.4 million of indebtedness, consisting of borrowings of $15.0 million under the Revolving Credit Facility, $17.4 million under the Term Loan Facility and $100.0 million under the Notes. In addition, $7.3 million was available in unused borrowing capacity under the Revolving Credit Facility.

As shown in the accompanying comparative financial statements the Company incurred net losses of $5,722,211, $1,130,703 and $11,984,773 for the years ended December 31, 2001, 2000 and 1999, respectively, and had an accumulated deficit of $23,993,818 at December 31, 2001. Management also anticipates further losses for the year ending December 31, 2002 due to the current and near-term anticipated selling prices for newsprint. Because of these recurring losses the Company is not currently in compliance with certain financial debt covenants under the Bank Credit Facilities. Management believes that the Company will be able to successfully manage through this debt covenant deficiency period, although the Company's lenders could accelerate the debt at any time. As result, $32.4 million of debt previously reported in the financial statements as long-term has been reclassified as current. The Company has approximately $7.3 million available under its Revolving Credit Facility to fund cash requirements. Based on current market conditions, management anticipates being able to meet liquidity requirements for 2002; however there exists a range of reasonably possible outcomes which could significantly impact the ability to achieve the aforementioned.

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

RESTRICTIVE DEBT COVENANTS

The indenture dated December 1, 1997 between the Company, Bear Island Finance Company II, Soucy Inc., Bear Island Timberlands Company, L.L.C. ("Timberlands"), Brant-Allen and Crestar Bank, as trustee (the "Indenture"), restricts the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments or investments, consummate certain asset sales, enter into certain transactions with affiliates, impose restrictions on the ability of a subsidiary to pay dividends or make certain payments to the Company, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company. In addition, the Bank Credit Facilities contain other and more restrictive covenants and prohibit the Company from prepaying the Notes, except in certain circumstances. The Bank Credit Facilities also require the Company to maintain specified financial ratios and satisfy certain financial tests. The Company was deficient under several Financial Covenants under the Bank Credit Facilities at December 31, 2001. Failure to reach agreement with the Lenders under the Bank Credit Facilities could result in an event of default under such instruments which could result in the acceleration of the related debt and the acceleration of debt under other debt instruments that may contain cross-default or cross-acceleration provisions. If such an event of default occurs, then the lenders under the Bank Credit Facilities would also be able to terminate all commitments under the Bank Credit Facilities. If the Company were unable to repay all amounts declared due and payable, then the lenders under the Bank Credit Facilities could proceed against the collateral granted to them to satisfy such indebtedness and other obligations due and payable under the Bank Credit Facilities. If Indebtedness under the Bank Credit Facilities were to be accelerated, there can be no assurance that the assets of the Company would be sufficient to repay in full such indebtedness and the other Indebtedness of the Company, including the Notes.

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

The Company has in the past made significant capital expenditures to comply with current federal, state and local environmental laws and regulations. The Company believes that it is in substantial compliance with such laws and regulations, although no assurance can be given that it will not incur material liabilities and costs with respect to such laws and regulations in the future. Although the Company does not currently believe that it will be required to make significant expenditures for pollution control in the near future, no assurances can be given that future developments, such as the potential for more stringent environmental standards or stricter enforcement of environmental laws, will not cause the Company to incur such expenditures. The Company anticipates incurring approximately $95,000 to modify the Mill air discharge permits to facilitate future Mill upgrades and/or process changes (over and above routine operating expenditures) over the next two years. Future process changes may also require various permit modifications and may subject the Mill to additional capital expenditures.

NEW ACCOUNTING STANDARDS

In July 2001, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 is not expected to have a material impact on the Company's financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. SFAS 142 is not expected to have a material impact on the Company's financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and related asset retirement costs. SFAS 143 is effective for financial statements with fiscal years beginning after June 15, 2002, and is not expected to have a material impact on the Company's financial statements.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that long-lived assets to be disposed of be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 is effective for financial statements with fiscal years beginning after December 15, 2001, and is not expected to have a material impact on the Company's financial statements.

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

The following analysis presents the effect on the Company's earnings, cash flows and financial position as if the hypothetical changes in market risk factors occurred on December 31, 2001. Only the potential impacts of these hypothetical assumptions are analyzed. The analysis does not consider other possible effects that could impact the Company's business.

At year-end 2001, the Company carried $132.4 million of outstanding debt on its books, with $32.4 million of that total held at variable interest rates. Holding all other variables constant, if interest rates hypothetically increased by 10%, the impact on earnings and cash flow would be an increase to interest expense of $61,000. Conversely, if interest rates hypothetically decreased by 10%, with all other variables held constant, the change in interest expense would be a decrease to interest expense of $61,000.

The Company is exposed to the risk of increasing raw material prices, which could impact profit margins. When raw material costs increase, the Company generally is unable to increase selling prices. Therefore, the Company expects the impact of increasing raw material costs to result in reductions in the results of its operations or cash flows. Major raw material components include wood, ONP, OMG and chemicals.


ITEM 8.  FINANCIAL STATEMENTS.

Certain statements in the financial statements and elsewhere in this report may constitute forward-looking statements. Because these forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed in or implied by the statements. Factors that could cause actual results to differ include, among other things: increased domestic or foreign competition; increases in capacity through construction of new mills or conversion of older facilities to produce competitive products; variations in demand for our products; changes in our cost for or the availability of raw materials, particularly market pulp, ONP, OMG, wood and electricity; the cost of compliance with new environmental laws and regulations; the pace of acquisitions; cost structure improvements; the success of new initiatives; integration of systems; the success of computer-based system enhancements; and general economic conditions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information about the Company's directors and executive officers:

NAME                           AGE         POSITION
----                           ---         --------
Peter M. Brant                 54           Co-Chairman    of   the   Board   of
                                            Directors   and   Chief    Executive
                                            Officer   of   the    Company    and
                                            Timberlands;  Co-Chairman, and Chief
                                            Executive  Officer  of  Brant-Allen;
                                            and Chief Executive Officer of Soucy
                                            Inc.

Joseph Allen                   60           President,  Co-Chairman of the Board
                                            of   Directors,    Chief   Operating
                                            Officer and Secretary of the Company
                                            and  Timberlands;   Co-Chairman  and
                                            Chief    Operating     Officer    of
                                            Brant-Allen;   and  Chief  Operating
                                            Officer of Soucy Inc.

Edward D. Sherrick              56          Vice   President   of  Finance   and
                                            Director   of  the   Company;   Vice
                                            President of Finance of Timberlands;
                                            Senior  Vice   President  and  Chief
                                            Financial  Officer  of  Brant-Allen;
                                            and Vice President of Soucy Inc.

Thomas E. Armstrong             64          Vice    President   of   Sales   and
                                            Manufacturing  and  Director  of the
                                            Company; Vice President of Sales and
                                            Manufacturing     of    Timberlands;
                                            Executive    Vice    President    of
                                            Brant-Allen;  and Vice  President of
                                            Soucy Inc.

Michael Conroy                  62          Director

Robert Flug                     54          Director

The following table sets forth certain information about the Company's key employees:

NAME                           AGE         POSITION
----                           ---         --------
Jacques Beauchesne             57          Mill Manager
Thomas Conte                   47          Production Manager
Robert Jackson                 62          Human Resources Manager
Seth Hobart                    49          Financial Manager
David Crooks                   43          Manager of Engineering, Maintenance
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

EDWARD D. SHERRICK. Mr. Sherrick is Vice President of Finance and a Director of the Company, Vice President of Finance of Timberlands, Senior Vice President and Chief Financial Officer of Brant-Allen and Vice President of Soucy Inc. He has been with the Company and Brant-Allen for over 25 years.

THOMAS E. ARMSTRONG. Mr. Armstrong is Vice President of Sales and Manufacturing and a Director of the Company, Vice President of Sales and Manufacturing of Timberlands, Executive Vice President of Brant-Allen and Vice President of Soucy Inc. He has been an executive officer of the Company and Brant-Allen for over 30 years and has been involved in the sale and marketing of the Company's newsprint as well as overseeing mill operations.

MICHAEL CONROY. Mr. Conroy was appointed a Director of the Company in November 1997. Mr. Conroy is an independent consultant. Mr. Conroy was the President of the International Herald Tribune Company US, Inc. (the "Herald Tribune") up to December 1998 . He had been with that company for 12 years. Before joining the Herald Tribune, he was publisher at Newsweek Atlantic.

ROBERT FLUG. Mr. Flug was appointed a Director of the Company in November 1997. Mr. Flug has been the President and Chief Executive Officer of S.I. Danielle, Inc., a junior apparel manufacturer, since 1987. Mr. Flug is also a director at Take-Two Interactive Software, Inc.

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

DAVID CROOKS. Mr. Crooks was named the Manager of Engineering, Mill Services and Environmental Affairs of the Company in January 2002. Prior to his latest promotion Mr. Crooks was Manager of Mill Services and Environmental Affairs of the Company and has been with the Company since June 2000. From June 1996 to June 2000 Mr. Crooks was with J W Fergusson & Sons as Plant Manager.


ITEM 11. EXECUTIVE COMPENSATION.

No executive officer of Brant-Allen was paid any compensation by the Company between 1999 and 2001. All officers of the Company who also serve as officers of Brant-Allen have received and will continue to receive compensation from and, except as noted in the following paragraph, participate in employee benefit plans and arrangements sponsored by Brant-Allen, including, but not limited to, employee insurance, long term disabilities, medical and other plans which are maintained by Brant-Allen or which may be established by Brant-Allen in the future except as noted in the following paragraph, these officers are not entitled to participate in the Company's employee benefit plans and arrangements.

Effective as of March 15, 1999, the Brant-Allen Industries, Inc. Incentive Profit-Sharing Plan was merged with and into the Bear Island Paper Company, L.P. Thrift Plan. Brant-Allen also adopted both the Company's Thrift Plan effective for employee 401(k) contributions and employer matching contributions as of April 1, 1999 and for other contributions as of January 1, 1999 and the
Company's Retirement Plan effective as of January 1, 1999. Brant-Allen contributes the amount of employer contributions due on behalf of its employees under such plans.

Outside directors of the Company are paid $2,500 plus expenses per board meeting attended.

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

MANAGEMENT SERVICES AGREEMENT

Concurrently with the closing of the Acquisition, the Company entered into the Management Services Agreement with Brant-Allen. Pursuant to the Management Services Agreement, Brant-Allen will continue to provide the Company with senior management treasury, financial and administrative (including marketing and sales) services. For these services, Brant-Allen will continue to be entitled to a monthly fee, payable in advance, calculated at the rate of 3% of the Company's net sales less transportation costs, of which since December 1, 1997, as a result of the Company's debt agreements, one third is payable in cash with the remainder contributed to the Company's capital. Effective April 1, 2000 the Management Service Agreement was amended to reduce the management fees payable to Brant-Allen to 1% of the Company's net sales less transportation costs of which 100% is payable in cash. This fee amounted to $1,120,000, $1,653,000 and $3,110,000 for the years ended December 31, 2001, 2000 and 1999, respectively. See the accompanying financial statements of the Company. The Management Services Agreement has a term of five years and is automatically renewable for successive five-year terms unless terminated earlier by either party giving two years written notice. The Management Services Agreement contains customary indemnification provisions.

ARRANGEMENTS WITH TIMBERLANDS

The Company shares employees, facilities and recordkeeping systems with Timberlands, and the Company charges Timberlands monthly for its share of these costs. Accordingly, these shared employees receive benefits under the Company's defined contribution retirement plan and are eligible to participate in the Company's thrift plan. Costs associated with these plans are reimbursed monthly by Timberlands. Amounts paid to the Company for shared costs, which are included in selling, general and administrative expenses, approximated $16,000, $170,000 and $1,024,000, during the years ended December 31, 2001, 2000 and 1999, respectively. See the accompanying financial statements of the Company.

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

                        BEAR ISLAND PAPER COMPANY, L.L.C.

                                   By:      /s/ Peter M. Brant
                                      --------------------------------------
                                   Name: Peter M. Brant
                                   Title: Chairman of the Board of Directors
                                   and Chief Executive Officer of the Company

Date: April 1, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature                           Title                                               Date
---------                           -----                                               ----
                                    Principal Executive Officer
/s/ Peter M. Brant                  Chairman of the Board of Directors and           April 1, 2002
--------------------------
Peter M. Brant                      Chief Executive Officer
                                    Principal Financial and Accounting Officer

/s/ Joseph Allen                    President, Co-Chairman of the Board of           April 1, 2002
--------------------------
Joseph Allen                        Directors, Chief Operating Officer and
                                    Secretary

/s/ Edward D. Sherrick              Vice President of Finance and Director of        April 1, 2002
--------------------------
Edward D. Sherrick                  the Board of Directors

/s/ Thomas E. Armstrong             Vice President of Sales and Manufacturing        April 1, 2002
--------------------------
Thomas E. Armstrong                 and Director of the Board of Directors

/s/ Michael Conroy                  Director of the Board of Directors               April 1, 2002
--------------------------
Michael Conroy

/s/ Robert Flug                     Director of the Board of Directors               April 1, 2002
--------------------------
Robert Flug

            INDEX TO FINANCIAL STATEMENTS AND SCHEDULE OF BEAR ISLAND
                              PAPER COMPANY, L.L.C.

          BEAR ISLAND PAPER COMPANY, L.L.C.

          Balance Sheets--December 31, 2001 and 2000

          Statements of Operations--Years ended December 31, 2001, 2000 and 1999

          Statements of Changes in Member's Interest--Years ended December 31,
            2001, 2000 and 1999

          Statements of Cash Flows--Years ended December 31, 2001, 2000 and 1999


          Schedule II             Valuation and Qualifying Accounts

         BEAR ISLAND PAPER COMPANY, L.L.C.
         (A Virginia Limited LIABILITY CORPORATION)

         FINANCIAL STATEMENTS

         FOR THE YEARS ENDED DECEMBER 31, 2001
         AND 2000

Report of Independent Accountants




To the Board of Directors and Member of
Bear Island Paper Company, L.L.C.:

In our opinion, the accompanying balance sheets and the related statements of operations, of changes in equity and of cash flows present fairly, in all material respects, the financial position of Bear Island Paper Company, L.L.C. (a Virginia limited liability corporation) (the "Company") at December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, experienced liquidity issues and has failed to meet certain of its debt covenants. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is a member of a group of affiliated Companies, and, as discussed in
Note 4 to the financial  statements,  the Company had significant  related-party transactions with members of the group. Because of these related-party transactions, it is possible that the terms are not the same as those that would result from transactions among wholly unrelated parties.



                                        PRICEWATERHOUSECOOPERS LLP

February 4, 2002

BEAR ISLAND PAPER COMPANY, L.L.C.
(A Virginia Limited Liability Corporation)
BALANCE SHEETS
December 31, 2001 and 2000

                                                                                          December 31,
                                                                           ----------------------------------------
   ASSETS                                                                         2001                 2000

Cash and short-term investments                                                  $    886,300         $    682,329
Accounts receivable:
    Trade, less allowance for doubtful accounts of $734,399 and
        $67,778 in 2001 and 2000, respectively                                      8,026,839           13,708,199
    Affiliates                                                                        556,430              211,209
    Other                                                                              79,563              172,477
Inventories, net                                                                   12,665,519           12,651,078
Other current assets                                                                  659,848              492,022
                                                                           -------------------  -------------------

           Total current assets                                                    22,874,499           27,917,314
                                                                           -------------------  -------------------

Property, plant and equipment, at cost                                            218,595,176          205,032,041
Less accumulated depreciation                                                     (43,562,514)         (32,314,191)
                                                                           -------------------  -------------------

           Net property, plant and equipment                                      175,032,662          172,717,850
                                                                           -------------------  -------------------

Deferred financing costs, net of accumulated amortization of
      $2,516,442 and $1,852,840 in 2001 and 2000, respectively                      5,502,064            6,165,666
                                                                           -------------------  -------------------

                                                                                 $203,409,225         $206,800,830
                                                                           ===================  ===================


                               LIABILITIES

Current portion of long-term purchase obligations                                           -               93,494
Accounts payable and accrued expenses                                              13,573,664            9,026,377
Due to affiliates                                                                     870,179              377,028
Interest payable                                                                      934,005            1,034,044
Debt                                                                               32,444,121                    -
                                                                           -------------------  -------------------

           Total current liabilities                                               47,821,969           10,530,943
                                                                           -------------------  -------------------

Long-term debt                                                                    100,000,000          133,008,276
                                                                           -------------------  -------------------

                                                                                  147,821,969          143,539,219
                                                                           -------------------  -------------------

   EQUITY

Member's interest                                                                  79,581,074           79,581,074
Accumulated deficit                                                               (23,993,818)         (16,319,463)
                                                                           -------------------  -------------------

           Total member's interest                                                 55,587,256           63,261,611
                                                                           -------------------  -------------------

                                                                                 $203,409,225         $206,800,830
                                                                           ===================  ===================


The accompanying notes are an integral part of the financial statements.

BEAR ISLAND PAPER COMPANY, L.L.C.
(A Virginia Limited Liability Corporation)
STATEMENTS OF OPERATIONS
for the years ended December 31, 2001, 2000 and 1999

                                                                  2001                2000                1999

Sales                                                         $117,845,511        $118,628,761      $ 110,231,202

Cost of sales                                                  108,509,114         103,960,697        101,621,263
                                                         ------------------  ------------------  -----------------

           Gross profit                                          9,336,397          14,668,064          8,609,939

Selling, general and administrative expenses:
    Management fees to affiliate                                 1,119,872           1,653,218          3,110,180
    Other direct                                                   965,325             181,974            393,693
                                                         ------------------  ------------------  -----------------

           Income from operations                                7,251,200          12,832,872          5,106,066
                                                         ------------------  ------------------  -----------------

Other income (expense):
    Interest income                                                103,017             144,346            148,995
    Interest expense                                           (13,076,428)        (14,192,258)       (17,097,180)
    Other income                                                         -              84,337            863,346
                                                         ------------------  ------------------  -----------------

                                                               (12,973,411)        (13,963,575)       (16,084,839)
                                                         ------------------  ------------------  -----------------

           Loss before extraordinary item                       (5,722,211)         (1,130,703)       (10,978,773)

Extraordinary item:
    Early extinguishment of debt                                         -                   -         (1,006,000)
                                                         ------------------  ------------------  -----------------

             Net loss                                         $ (5,722,211)       $ (1,130,703)     $ (11,984,773)
                                                         ==================  ==================  =================

The accompanying notes are an integral part of the financial statements.

BEAR ISLAND PAPER COMPANY, L.L.C.
(A Virginia Limited Liability  Corporation)
STATEMENTS OF CHANGES IN EQUITY
for the years ended December 31, 2001, 2000 and 1999
                                                                                   Retained
                                                                                   Earnings
                                                                 Member's        (Accumulated
                                                                 Interest           Deficit)              Total

Balance, December 31, 1998                                      $28,130,250        $ 4,436,479         $32,566,729

Management fee payable contributed to capital                     2,073,455                              2,073,455

Capital contributions                                            47,350,000                             47,350,000

Tax distributions to parent                                                         (4,126,421)         (4,126,421)

Net loss                                                                           (11,984,773)        (11,984,773)
                                                           -----------------  -----------------   -----------------

Balance, December 31, 1999                                       77,553,705        (11,674,715)         65,878,990

Management fee payable contributed to capital
      by parent                                                     527,369                                527,369

Capital contributions                                             1,500,000                              1,500,000

Tax distributions to parent                                                         (3,514,045)         (3,514,045)

Net loss                                                                            (1,130,703)         (1,130,703)
                                                           -----------------  -----------------   -----------------

Balance, December 31, 2000                                       79,581,074        (16,319,463)         63,261,611

Tax distributions to parent                                                         (1,952,144)         (1,952,144)

Net loss                                                                            (5,722,211)         (5,722,211)
                                                           -----------------  -----------------   -----------------

Balance, December 31, 2001                                      $79,581,074      $ (23,993,818)        $55,587,256
                                                           =================  =================   =================

The accompanying notes are an integral part of the financial statements.

BEAR ISLAND PAPER COMPANY, L.L.C.
(A Virginia Limited Liability Corporation)
STATEMENTS OF CASH FLOWS
for the years ended December 31, 2001, 2000 and 1999

                                                                             2001             2000              1999

Operating activities:
    Net loss                                                            $ (5,722,211)     $ (1,130,703)     $(11,984,773)
      Adjustments to reconcile net loss to net cash provided
           by operating activities:
        Depreciation                                                      11,359,628        10,885,622        10,615,303
        Depletion                                                                  -                 -            31,022
        Amortization of deferred financing costs                             663,602           665,228           438,887
        Noncash portion of extraordinary item                                      -                 -         1,006,000
        Increase in allowance for obsolescence                               180,000           116,500            63,000
        (Gain) loss on disposal/writedown of property, plant
             and equipment                                                   202,797           160,400          (663,186)
        Changes in operating assets and liabilities:
           Accounts receivable                                             5,429,053        (1,731,068)        1,308,534
           Inventories                                                      (194,441)          207,704           789,542
           Other current assets                                             (167,826)         (112,587)          190,799
           Accounts payable and accrued expenses                           4,547,287           192,972         1,081,189
           Due to affiliate                                                  493,151           365,237           (66,401)
           Interest payable                                                 (100,039)          (10,318)         (262,668)
                                                                      ---------------  ----------------  ----------------

           Net cash provided by operating activities                      16,691,001         9,608,987         2,547,248
                                                                      ---------------  ----------------  ----------------

Investing activities:
    Purchases of property, plant and equipment                           (13,877,237)       (2,749,942)       (3,009,194)
    Proceeds from disposition of property, plant and
        equipment                                                                  -            45,450         2,743,852
                                                                      ---------------  ----------------  ----------------

           Net cash used in investing activities                         (13,877,237)       (2,704,492)         (265,342)
                                                                      ---------------  ----------------  ----------------

Financing activities:
    Contributions from parent                                                      -         1,500,000        47,350,000
    Tax distributions to parent                                           (1,952,144)       (3,514,045)       (4,126,421)
    Principal payments on long-term debt                                  (6,064,155)      (12,025,000)      (70,266,724)
    Principal payments on long-term purchase obligations                     (93,494)         (164,320)         (388,349)
    Proceeds from issuance of long-term debt                               5,500,000         7,000,000        24,000,000
                                                                      ---------------  ----------------  ----------------

           Net cash used in financing activities                          (2,609,793)       (7,203,365)       (3,431,494)
                                                                      ---------------  ----------------  ----------------

           Net increase (decrease) in cash and short-term
               investments                                                   203,971          (298,870)       (1,149,588)

Cash and short-term investments, beginning of period                         682,329           981,199         2,130,787
                                                                      ---------------  ----------------  ----------------

             Cash and short-term investments, end of period                $ 886,300         $ 682,329         $ 981,199
                                                                      ===============  ================  ================


Supplemental disclosures of cash flow information:
    Cash paid for interest                                              $ 12,512,865      $ 13,537,348      $ 16,920,961
                                                                      ===============  ================  ================

    Management fee payable contributed to capital by parent             $          -      $    527,369      $  2,073,455
                                                                      ===============  ================  ================


The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS


 1.    Description of Business:

       Bear Island Paper Company, L.L.C., a Virginia limited liability corporation (the "Company"), located in Doswell, Virginia, is a producer of high quality newsprint suitable for four-color printing whose customers include leading newspaper publishers in the United States of America. The Company is a wholly owned subsidiary of Brant-Allen Industries, Inc. ("Brant-Allen"), a Delaware corporation.



2.     Business Conditions and Liquidity:

       As shown in the accompanying comparative statements of operations and balance sheets, the Company incurred net losses of $5,722,211, $1,130,703 and $11,984,773 for the years ended December 31, 2001, 2000 and 1999, respectively, and had an accumulated deficit of $23,993,818 at December 31, 2001. Management also anticipates a loss for the year ending December 31, 2002. Because of these recurring losses the Company is not currently in compliance with certain financial debt covenants. Management believes that the Company will be able to successfully manage through the debt covenant situation, although the Company's lenders could accelerate the debt at any time during that period. As a result, some debts previously reported as long-term have been reclassified as current. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

       At December 31, 2001, the Company had approximately $7.3 million in available borrowings under its Revolving Credit Facility (see Note 7) to fund cash requirements. In addition, the Company has the ability to access approximately $7 million of additional capital equipment financing through the use of certain leasing options. The Company also had positive cash flows from operations during the past three years. Based on current market conditions, management anticipates being able to meet liquidity requirements for 2002; however, there exists a range of reasonably possible outcomes which could significantly impact their ability to achieve the aforementioned.

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

       Inventories: Finished goods and raw materials inventories are valued at the lower of cost or market, with cost determined on the first-in, first-out ("FIFO") basis. Stores inventories are valued at the lower of average cost or market and are shown net of an allowance for obsolescence at December 31, 2001 and 2000 of approximately $1,105,254 and $925,254, respectively.

       Property, Plant and Equipment: The costs of major renewals and betterments are capitalized while the costs of maintenance and repairs are charged to income as incurred. When properties are sold or retired, their cost and the related accumulated depreciation or depletion are eliminated from the accounts and the gain or loss is reflected in income. The Company capitalizes interest costs as part of the cost of constructing significant assets. There were no capitalized interest costs during the years ended December 31, 2001 or 2000.

       The carrying value of property, plant and equipment is evaluated whenever significant events or changes occur that might indicate an impairment through comparison of the carrying value to total undiscounted cash flows.

       Repair and Maintenance: The Company accrues the annual estimated costs of planned major maintenance activity over the course of the calendar year. As actual major maintenance project costs are incurred they are charged against the accrual. The Company reviews amounts accrued, actual costs incurred to date and estimated costs to be incurred for major maintenance items through year end on a monthly basis and adjusts the accrual and accrual rates accordingly so that the costs of all major maintenance projects are spread over the calendar year with no accrual balance remaining at year-end. Routine repair and maintenance costs are expensed as incurred.

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

       Derivatives: The Company records all derivative instruments on the balance sheet as assets or liabilities, measured at fair market value. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company did not utilize any derivative instruments during 2001 or 2000.

       Fair Value of Financial Instruments: The fair value of the Company's long-term debt is estimated using discounted cash flow analyses based on the incremental borrowing rates currently available to companies with loans of similar terms and maturity. The fair value of trade receivables and payables approximates the carrying amount because of the short maturity of these instruments.

       Risks and Uncertainties: Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, short-term investments and accounts receivable. The Company's cash balance is maintained at a major financial institution. Short-term investments, which consist of U.S. government securities, are with a high-credit-quality financial institution. Accounts receivable consist principally of trade accounts receivable resulting primarily from sales to newspaper publishers. Credit is extended to customers after an evaluation of creditworthiness. Generally, the Company does not require collateral or other security from customers for trade accounts receivable. Substantially all of the Company's customers operate in the printing sectors, consequently their ability to honor their obligations are dependent upon the financial strength of the printing and publishing sectors. The Company's customers are primarily located in the eastern United States.

       The Company has had five customers whose sales represent a significant portion of sales. Sales to one of these customers approximated 11%, 0% and 0% for the years ended December 31, 2001, 2000 and 1999, respectively. Sales to a second customer approximated 16%, 13% and 11% for the years ended December 31, 2001, 2000 and 1999, respectively. Sales to a third customer approximated 16%, 19% and 18% for the years ended December 31, 2001, 2000 and 1999, respectively. Sales to a fourth customer approximated 14% and 20% for the years ended December 31, 2001 and 2000, respectively. Sales to a fifth customer approximated 14%, 17% and 19% for the years ended December 31, 2001, 2000 and 1999, respectively.

       Newsprint Sales, the sales division of Brant-Allen, has entered into certain supply contracts, as amended, (the "Supply Contracts") with two customers. Under the terms of the Supply Contracts, as amended, Newsprint Sales is required to provide to these customers certain fixed volumes of newsprint at prices determined annually, through December 31, 2004.

       New  Accounting  Standards:   In  July  2001,  the  Financial  Accounting
       Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 41"), Business Combinations. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 is not expected to have a material impact on the Company's financial statements.

       In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. SFAS 142 is not expected to have a material impact on the Company's financial statements.

       In  August  2001,  the FASB  issued  Statement  of  Financial  Accounting
       Standards No. 143 ("SFAS 143"), Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and related asset retirement costs. SFAS 143 is effective for financial statements with fiscal years beginning after June 15, 2002, and it is not expected to have a material impact on the Company's financial statements.

       In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that long-lived assets to be disposed of be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and is not expected to have a material impact on the Company's financial statements.


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

       The Company received payments of approximately $0, $186,200 and $234,100 from Brant-Allen as reimbursement for expenses incurred on behalf of Brant-Allen during the years ended December 31, 2001, 2000 and 1999, respectively. Additionally, the Company received payments of approximately $101,900, $101,800 and $137,200 from Soucy, Inc. for expenses incurred on behalf of Soucy, Inc. during the years ended December 31, 2001, 2000 and 1999, respectively.

       A component of selling, general and administrative expenses as shown on the statements of operations includes aggregate management fees charged to the Company by Brant-Allen. The management fee includes senior management, treasury, financial, marketing and sales services. There are restrictions on payment of the management fee as described in Note 7. The level of these fees that would be incurred if the Company operated on a stand-alone basis are not practicably determinable.

       The Company charged Bear Island Timberlands Company L.L.C. ("Timberlands"), an affiliated company owned 100% by Brant-Allen, for certain administrative and other expenses. These charges approximated
       $16,000, $170,000 and $1,024,000 during the years ended December 31, 2001, 2000 and 1999, respectively.

       The Company's receivables and payables with their affiliates were as follows:

                                                         December 31,
                                            ----------------------------------
                                                     2001              2000

       Due from (to) Brant-Allen                 $ (508,773)        $  36,986
       Due from Newsprint Sales                     530,039           157,379
       Due from Soucy, Inc. and Partners              7,604            11,791
       Due from Soucy, Inc.                          18,787             5,053
       Due to Timberlands                          (361,406)         (377,028)


 5.    Inventories:

       Inventories, net consisted of:

                                                        December 31,
                                            ----------------------------------
                                                    2001              2000

       Raw materials                             $2,153,044        $2,427,336
       Stores                                     7,686,207         8,148,930
       Finished goods                             2,826,268         2,074,812
                                            ----------------  ----------------

                                               $ 12,665,519      $ 12,651,078
                                            ================  ================

 6.   Property, Plant and Equipment:

      Property, plant and equipment is stated at cost and consists of the following:

                                                                December 31,
                                                   ------------------------------------
                                                            2001               2000
    Land                                               $  1,548,847       $  1,548,847
    Timberlands                                           1,568,972          1,568,972
    Building                                             28,412,280         28,412,280
    Machinery and equipment                             183,281,817        172,055,862
    Construction in progress                              3,783,260          1,446,080
                                                   -----------------  -----------------

                                                        218,595,176        205,032,041
    Less accumulated depreciation and depletion         (43,562,514)       (32,314,191)
                                                   -----------------  -----------------

               Total                                   $175,032,662       $172,717,850
                                                   =================  =================

      During the years ended December 31, 2000, the Company recorded charges for net losses of $160,400 to record a write-down and disposal of certain operating assets in connection with increasing the capacity of its recycling facilities. The charges are included in cost of sales in the accompanying statements of operations.

      During  1999,  the  Company  sold  a  portion  of  its   timberlands   for
      approximately $2.7 million and recognized a gain on the sale of $698,000 which is included in other income in the 1999 statement of operations.

7.    Long-Term Debt:

      Long-Term debt consisted of:

                                                                       December 31,
                                                          ------------------------------------
                                                                  2001               2000
Senior Secured Notes bearing interest at 10%
(interest payable semi-annually commenced June 1,
1998); due 2007                                               $100,000,000       $100,000,000

Term Loan Facility bearing interest at LIBOR plus
3% (5.02% and 9.62% at December 31, 2001 and 2000,
respectively) (interest payable quarterly);
quarterly principal payments of $175,000 commenced
March 31, 1998; effective November 6, 2000,
quarterly principal payments were no longer
required; remaining balance due December 31, 2005               17,444,121         18,508,276

$25 million Revolving Credit Facility bearing
interest at (i) LIBOR plus 2.75% (weighted average
rate of 7.02% and 9.29% for the years ended
December 31, 2001 and 2000, respectively) for
$15,000,000 and $13,000,000 of borrowings at
December 31, 2001 and 2000, respectively, with
interest due monthly; and (ii) prime plus 1.75%
(weighted average rate of 9.80% for the year ended
December 31, 2000, respectively) for $1,500,000 of
borrowings at December 31, 2000, with interest due
quarterly; due December 31, 2003                                15,000,000         14,500,000
                                                          -----------------  -----------------

                                                               132,444,121        133,008,276
Less amounts classified as current                              32,444,121                  -
                                                          -----------------  -----------------

             Total long-term debt                             $100,000,000       $133,008,276
                                                          =================  =================

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

      During 1999, Timberlands sold the majority of its timberlands and distributed a portion of the proceeds to Brant-Allen. In turn, Brant-Allen made capital contributions to the Company of $47,350,000 which were used towards the retirement of approximately $49,600,000 on the Term Loan. In connection with this process, unamortized financing costs of $1,006,000 were written off and recorded as an extraordinary item in the 1999 statement of operations. In addition, the amount available under the Revolving Loan was reduced from $50 million to $25 million effective November 23, 1999.

      The Notes are redeemable, together with accrued interest, at the option of the Company, in whole or in part, at any time on or after December 1, 2002, with sufficient notice at the redemption prices set forth below calculated beginning on December 1 of the years indicated:

                                                    Redemption
                         Year                          Price

                         2002                         105.00%
                         2003                         103.333
                         2004                         101.667
                 2005 and thereafter                  100.000

      The Term Loan and Revolving Loan are redeemable at the option of the Company, in whole or in part, at any time without premium or penalty upon irrevocable notice delivered to the administrative agent. Elective partial prepayments on the Term Loan or Revolving Loan shall be in an aggregate principal amount of $5,000,000 or a whole multiple thereof. Prepayment of the Term Loan and Revolving Loan is required to the extent of any excess cash flow ("ECF"), as computed on the ECF date.

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

      The most restrictive covenants of the Notes, Term Loan and Revolving Loan state that the Company has a limitation on incurring additional indebtedness, making restricted payments, creating, incurring or assuming any liens, making sales of capital stock of subsidiaries, transactions with affiliates, and sale of assets. Furthermore under the Notes, the Company is not permitted to pay management fees to Brant-Allen in excess of 3% of the Company's net sales. Only one-third of this payment may be in cash. Effective April 1, 2000 the Notes were amended to reduce the management fees payable to Brant-Allen to 1% of the Company's net sales of which 100% is payable in cash.

      As discussed in Note 2, the Company failed to comply with certain loan covenants at December 31, 2001.

      The fair values of the Term Loan and Revolving Loan approximate carrying values at December 31, 2001 and 2000. The fair value of the Notes was $95,000,000 and $89,200,000 at December 31, 2001 and 2000, respectively.
      Maturities   on  long-term   debt  for  the  four  years  after  2002  are
      approximately  as  follows:  2003  -  $15,000,000;   2004  -  $0;  2005  -
      $17,444,121; 2006 - $0; and thereafter - $100,000,000.

      As disclosed above, the Company's $100 million Senior Notes become payable in 2007. The Company does not anticipate being able to repay these notes from operating cash flows and intends to refinance these Notes prior to their maturity.

 8.   Long-Term Purchase Obligations:

      Capitalized purchase obligations for purchases of machinery and equipment, which approximate fair value, consisted of:

                                                           December 31,
                                                 -------------------------------
                                                      2001               2000

Long-term purchase obligations bearing interest
      at various rates ranging from
      approximately 7% to 8%; with
      principal payments ending in 2001               $     -         $  93,494
Less current portion                                        -            93,494
                                                 -------------   ---------------

                                                      $     -           $     -
                                                 =============   ===============

 9.   Letters of Credit:

      In accordance with requirements of the Virginia Department of Environmental Quality, the Company has outstanding irrevocable standby letters of credit of $614,000 and $73,000 to cover potential closure and post-closure costs associated with the Company's landfills.

      In addition, the Company has an outstanding letter of credit with one of its contractors for $2,050,000.



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

      The Company provides a thrift plan for substantially all employees which incorporates the provisions of Internal Revenue Code Subsection 401(k), whereby employees can make voluntary, tax-deductible contributions within specified limits. The Company matched employee contributions at 60% during the years ended December 31, 2001, 2000 and 1999, up to a maximum of 6% of an employee's base pay.

      The Company's expense for both plans approximated $1,156,000, $1,097,000 and $1,242,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

      Prior to July 1, 2001, the Company was self-insured for employee medical, dental and disability claims up to $50,000 per claim per year. The Company provided an accrual of approximately $20,000 and $313,000 for claims incurred but not reported at December 31, 2001 and 2000, respectively.

      The Company became fully insured for employee medical, dental and disability claims starting July 1, 2001.

                      Report of Independent Accountants on
                          Financial Statement Schedule



To the Board of Directors and Member of
Bear Island Paper Company, L.L.C.:

Our audits of the financial statements referred to in our report dated February 4, 2002 appearing in the 2001 Annual Report on Form 10-K of Bear Island Paper Company, L.L.C. also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

                                        PRICEWATERHOUSECOOPERS LLP

February 4, 2002

                                                                                                               SCHEDULE II
                                              VALUATION AND QUALIFYING ACCOUNTS
                                              BEAR ISLAND PAPER COMPANY, L.L.C.
                                                        (IN THOUSANDS)

                                                                              ADDITIONS
                                                    ---------------------------------------------------------------

                                             BALANCE AT       CHARGED TO       CHARGED TO
                                            BEGINNING OF      COSTS AND          OTHER                           BALANCE AT
DESCRIPTION                                    PERIOD          EXPENSES         ACCOUNTS        DEDUCTIONS     END OF PERIOD
-----------                                    ------          --------         --------        ----------     -------------
YEAR ENDED DECEMBER 31, 2001

ALLOWANCE FOR DOUBTFUL ACCOUNTS
(DEDUCTED FROM ACCOUNTS RECEIVABLE)               $68             $666                -                -             $734

ALLOWANCE FOR STORES OBSOLESCENCE
(DEDUCTED FROM STORES INVENTORY)                 $925             $180                -                -           $1,105
                                             ---------        ---------        ---------        ---------       ----------

                                                 $993             $846                -                -           $1,839
                                             =========        =========        =========        =========       ==========


RESERVE FOR CAPPING OF LANDFILL                  $535                -                -            ($230)c           $305

RESERVE FOR WORKMAN'S COMPENSATION CLAIMS         $20                -                -                -              $20
                                             ---------        ---------        ---------        ---------       ----------

                                                 $555                -                -            ($230)            $325
                                             =========        =========        =========        =========       ==========



YEAR ENDED DECEMBER 31, 2000

ALLOWANCE FOR DOUBTFUL ACCOUNTS
(DEDUCTED FROM ACCOUNTS RECEIVABLE)               $68                -                -                -              $68

ALLOWANCE FOR STORES OBSOLESCENCE
(DEDUCTED FROM STORES INVENTORY)                 $809             $116                -                -             $925
                                             ---------        ---------        ---------        ---------       ----------

                                                 $877             $116                -                -             $993
                                             =========        =========        =========        =========       ==========


RESERVE FOR CAPPING OF LANDFILL                  $555                -                -             ($20)b           $535

RESERVE FOR WORKMAN'S COMPENSATION CLAIMS         $20                -                -                -              $20
                                             ---------        ---------        ---------        ---------       ----------

                                                 $575                -                -             ($20)            $555
                                             =========        =========        =========        =========       ==========



YEAR ENDED DECEMBER 31, 1999

ALLOWANCE FOR DOUBTFUL ACCOUNTS
(DEDUCTED FROM ACCOUNTS RECEIVABLE)               $73                -                -              ($5)a            $68

ALLOWANCE FOR STORES OBSOLESCENCE
(DEDUCTED FROM STORES INVENTORY)                 $746              $63                -                -             $809
                                             ---------        ---------        ---------        ---------       ----------

                                                 $819              $63                -              ($5)            $877
                                             =========        =========        =========        =========       ==========


RESERVE FOR CAPPING OF LANDFILL                  $574             ($10)               -              ($9)b           $555

RESERVE FOR WORKMAN'S COMPENSATION CLAIMS         $20                -                -                -              $20
                                             ---------        ---------        ---------        ---------       ----------

                                                 $594             ($10)               -              ($9)            $575
                                             =========        =========        =========        =========       ==========


a) WRITE OFF OF ACCOUNTS RECEIVABLE
b) PAYMENTS FOR CAPPING AND MAINTENANCE OF LANDFILL CELLS
c) REDUCTION TO RESERVE FOR CAPPING AND MAINTENANCE OF LANDFILL CELLS