Form 10-Q
period 2002-03-31
BEAR ISLAND PAPER CO LLC
filed 2002-05-14
CIK 1051249

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

         (Mark One)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

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


PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED FINANCIAL STATEMENTS
                                             BEAR ISLAND PAPER COMPANY, L.L.C.
                                                 CONDENSED BALANCE SHEETS



                                                                                       March 31,          December 31,
                                               ASSETS                                    2002                2001
                                                                                    ----------------   -----------------
                                                                                       (Unaudited)
 Current assets:
     Cash and short-term investments                                                $     1,146,921    $        886,300
     Accounts receivable, net                                                             9,744,401           8,662,832
     Inventories, net                                                                    12,783,617          12,665,519
     Other current assets                                                                   320,831             659,848
                                                                                    ----------------   -----------------

             Total current assets                                                        23,995,770          22,874,499

 Property, plant and equipment, at cost                                                 219,148,011         218,595,176
 Less accumulated depreciation                                                          (46,530,234)        (43,562,514)
                                                                                    ----------------   -----------------

             Net property, plant and equipment                                          172,617,777         175,032,662
                                                                                    ----------------   -----------------

 Deferred financing costs, net                                                            5,333,662           5,502,064
                                                                                    ----------------   -----------------

               Total assets                                                         $   201,947,209    $    203,409,225
                                                                                    ================   =================


                                  LIABILITIES AND MEMBER'S EQUITY

 Current liabilities:
     Accounts payable and accrued liabilities                                       $    10,909,745    $     14,443,843
     Accrued interest payable                                                             3,461,490             934,005
     Debt                                                                                37,444,121          32,444,121
                                                                                    ----------------   -----------------

               Total current liabilities                                                 51,815,356          47,821,969

 Long-term debt                                                                         100,000,000         100,000,000
                                                                                    ----------------   -----------------

               Total liabilities                                                        151,815,356         147,821,969
                                                                                    ----------------   -----------------

 Member's equity:
     Contributed capital                                                                 79,581,074          79,581,074
     Accumulated deficit                                                                (29,449,221)        (23,993,818)
                                                                                    ----------------   -----------------

             Total member's equity                                                       50,131,853          55,587,256
                                                                                    ----------------   -----------------

               Total liabilities and member's equity                                $   201,947,209    $    203,409,225
                                                                                    ================   =================
 See accompanying notes to the condensed financial statements.


                                                            1

                                             BEAR ISLAND PAPER COMPANY, L.L.C.
                                            CONDENSED STATEMENTS OF OPERATIONS
                                                        (UNAUDITED)




                                                                                       Three months ended March 31,
                                                                                    -----------------------------------
                                                                                           2002                2001

 Net sales                                                                          $   24,896,117     $    29,322,949
 Cost of sales                                                                         (26,931,811)        (25,604,207)
                                                                                    ---------------    ----------------

             Gross profit (loss)                                                        (2,035,694)          3,718,742

 Selling, general and administrative expenses:

     Management fees to Brant-Allen                                                       (234,231)           (278,190)
     Other direct                                                                          (69,316)            (67,509)
                                                                                    ---------------    ----------------

             Income (loss) from operations                                              (2,339,241)          3,373,043

 Other income (deductions):
     Interest expense                                                                   (3,118,768)         (3,414,712)
     Interest income                                                                         2,606              31,600
                                                                                    ---------------    ----------------

               Net loss                                                             $   (5,455,403)    $       (10,069)
                                                                                    ===============    ================
 See accompanying notes to the condensed financial statements.


                          BEAR ISLAND PAPER COMPANY, L.L.C.
                         CONDENSED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)




                                                     Three months ended March 31,
                                                -----------------------------------
                                                        2002               2001
 Operating activities:
     Net loss                                   $    (5,455,403)    $      (10,069)
     Adjustments to reconcile net loss
           to net cash provided by
           operating activities:
       Depreciation                                   2,967,720          2,810,136
       Amortization of deferred financing
         costs                                          168,402            165,902
    Changes in current assets and liabilities:
       Accounts receivable                           (1,081,569)           926,464
       Inventories                                     (118,098)        (1,907,164)
       Other current assets                             339,017            176,457
       Accounts payable and accrued
         liabilities                                 (3,534,098)          (343,835)
       Accrued interest payable                       2,527,485          2,465,972
                                                ----------------   ----------------

             Net Cash (used) provided by
                     operating activities            (4,186,544)         4,283,863
                                                ----------------   ----------------

 Investing activities:
     Purchases of property, plant and
           equipment                                   (552,835)        (1,359,827)
                                                ----------------   ----------------

             Net cash used in investing
                   activities                          (552,835)        (1,359,827)
                                                ----------------   ----------------

 Financing activities:
     Proceeds from issuance of long-term
           debt                                       5,000,000              -
     Principal payments on long-term debt                 -             (1,535,105)
     Tax distribution to parent                           -               (578,152)
     Contributions to capital from parent                 -                  -
                                                ----------------   ----------------

             Net cash provided (used) in
                   financing activities               5,000,000         (2,113,257)
                                                ----------------   ----------------

             Net increase in cash                       260,621            810,779

 Cash and short-term investments, beginning
       of period                                        886,300            682,329
                                               -----------------  -----------------

               Cash and short-term
                     investments, end of
                     period                     $     1,146,921    $     1,493,108
                                                ================   ================


 See accompanying notes to the condensed financial statements.

                        BEAR ISLAND PAPER COMPANY, L.L.C.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. In the opinion of management, the accompanying condensed financial statements of Bear Island Paper Company, L.L.C. (the "Company") contain all adjustments necessary to present fairly, in all material respects, the Company's financial position as of March 31, 2002 and December 31, 2001 and the Company's condensed results of operations and cash flows for the three-month periods ended March 31, 2002 and 2001. All adjustments are of a normal and recurring nature. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2001 Form 10K filed on March 28, 2002. The December 31, 2001 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     The results of operations for the three-month period ended March 31, 2002 should not be regarded as necessarily indicative of the results that may be expected for the entire year.


2. The Company incurred net losses of $5,455,403 and $5,722,211 for the quarter ended March 31, 2002 and year ended December 31, 2001, respectively, and had an accumulated deficit of $29,449,221 at March 31, 2002. Management also anticipates a loss for the year ending December 31, 2002. Because of these recurring losses the Company continues to not be in compliance with certain financial debt covenants under its $120 million principal amount of bank debt (the "Bank Credit Agreement"). Management believes that the Company will be able to successfully manage through the debt covenant situation, although the Company's lenders could accelerate the debt at any time during the period. As a result, some debts not currently due have been classified as current. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     At March 31, 2002, the Company had the ability to access approximately $7.0 million of additional capital equipment financing through the use of certain leasing options. The Company also had positive cash flows from operations during the past three calendar years. At March 31, 2002 there was no unused borrowing capacity available under the Revolving Credit
     Facility, as a result of the Company's non-compliance with several financial covenants under the Bank Credit Agreement. Based on current market conditions, management anticipates being able to meet liquidity requirements for 2002; however, there exists a range of reasonably possible outcomes, which could significantly impact their ability to achieve the aforementioned.


3. The Company is a wholly owned subsidiary of Brant-Allen Industries, Inc. ("Brant-Allen"), a Delaware corporation.

     A component of selling, general and administrative expenses as shown on the statements of operations includes aggregate management fees charged by Brant-Allen. The management fees payable to Brant-Allen are calculated pursuant to the Management Services Agreement and constitute 1% of the Company's net sales, of which 100% is payable in cash.

     There are also certain restrictions on distributions paid to Brant-Allen. Distributions are allowed for a portion of profits in excess of certain amounts. In addition, distributions are allowed for amounts necessary to pay for the tax liabilities of the members resulting from the Company's operations. Distributions of $0 and $578,152 were paid to Brant-Allen during the three months ended March 31, 2002 and 2001, to pay such tax liabilities.


4. No provision for income taxes is required in the financial statements since each owner of the parent Company is individually liable for any income tax that may be payable on the Company's taxable income.


5. Finished goods and raw materials inventories are valued at the lower of cost or market, with cost determined on the first-in, first-out ("FIFO") basis. Stores inventories are valued at the lower of average cost or market.

     Inventories consisted of:

                                     March 31, 2002       December 31, 2001
                                     ---------------      -----------------

          Raw materials              $    1,585,538       $      2,153,044
          Stores                          7,778,526              7,686,207
          Finished goods                  3,419,553              2,826,268
                                     ---------------      -----------------
                                     $   12,783,617       $     12,665,519
                                     ===============      =================

                        BEAR ISLAND PAPER COMPANY, L.L.C.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6.   Long-term debt consisted of:

                                              March 31, 2002   December 31, 2001
                                             ----------------  -----------------

     Senior Secured Notes                    $   100,000,000   $    100,000,000

     Term Loan Facility                           17,444,121         17,444,121

     Revolving Credit Facility                    20,000,000         15,000,000
                                             ----------------  -----------------
                                                 137,444,121        132,444,121
     Less current portion                         37,444,121         32,444,121
                                             ----------------  -----------------
                  Total long-term debt       $   100,000,000   $    100,000,000
                                             ================  =================



7. The Company charged Bear Island Timberlands Company, L.L.C. ("Timberlands") an affiliate and wholly owned subsidiary of Brant-Allen, for certain administrative and other expenses. These charges approximated $0 and $8,000 during the three months ended March 31, 2002 and 2001, respectively.


     The Company's receivables and payables with their affiliates were as follows:


                                              March 31, 2002   December 31, 2001
                                             ----------------  -----------------

     Due to Brant-Allen                      $      (702,720)  $      (508,773)
     Due from Newsprint Sales                        347,909           530,039
     Due from F.F. Soucy, Inc. and Partners           36,705            18,787
     Due from F.F. Soucy, Inc.                        63,163             7,604
     Due to Timberlands                             (361,406)         (361,406)

ITEM 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors affecting the results of operations of the Company during the periods included in the accompanying condensed statements of operations and the changes in the Company's financial condition since December 31, 2001.

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


THREE MONTHS ENDED MARCH 31, 2002, COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

Net sales decreased by $4.4 million, or 15.0%, to $24.9 million in the first quarter of 2002, from $29.3 million in the first quarter of 2001. This decrease was attributable to a 24.0% decrease in the average net selling price of the Company's products and was offset in part by a 11.8% increase in sales volumes to approximately 55,830 metric tons ("tonnes") in the first quarter of 2002, from approximately 49,950 tonnes in the first quarter of 2001. The Company's net selling price for newsprint decreased to an average of $446 per tonne in the first quarter of 2002 from an average of $587 per tonne in the first quarter of 2001.

Cost of sales increased by $1.3 million, or 5.1%, to $26.9 million in the first quarter of 2002 from $25.6 million in the first quarter of 2001. This increase was attributable primarily to the 11.8% increase in sales volumes as mentioned above offset by a 5.2% decrease in unit manufacturing cost per tonne. The decrease in unit manufacturing cost per tonne was a result of an 18.9% decrease in fiber costs primarily due to decreased prices for ONP and decreased use of Kraft Pulp offset in part by a 19.2% increase in electrical costs. Cost of sales as a percentage of net sales increased to 108.0% in the first quarter of 2002, from 87.4% in the first quarter of 2001 due to a net decrease in newsprint selling prices in the first quarter of 2002 and offset by the decrease in unit costs of manufacturing as noted above.

The Company's selling, general and administrative expenses remained constant at $0.3 million in the first quarter of 2002 and in the first quarter of 2001.

As a result of the above factors, income from operations decreased by $5.7 million to a loss of $2.3 million in the first quarter of 2002 from a profit of $3.4 million in the first quarter of 2001.

The Company's interest expense decreased $0.3 million, or 8.8%, to $3.1 million in the first quarter of 2002 compared to $3.4 million in the first quarter of 2001. The decrease in interest expense was primarily due to the decrease in interest rates and a reduction in the Company's $70 million 8-year senior secured term loan facility (the "Term Loan Facility") offset in part by an increase in the outstanding $50 million 6-year senior secured reducing revolving credit facility (the "Revolving Credit Facility").

As a result of the above factors, the Company reported a net loss of $5.4 million in the first quarter of 2002 compared to net loss of $10,000 in the first quarter of 2001.

Liquidity and Capital Resources.

The Company's principal liquidity requirements have been for working capital, capital expenditures and debt service under the Company's loan agreements. These requirements have been met through cash flows from operations and/or loans under the Company's Revolving Credit Facility.

The Company's cash and short-term investments at March 31, 2002 were $1.1 million, representing an increase of $0.2 million from $0.9 million at December 31, 2001. Net cash used by operating activities was $4.2 million for the first quarter of 2002 compared to cash provided by operating activities of $4.3 million in the first quarter of 2001. Cash provided in financing activities in the first quarter of 2002 was $5.0 million compared to $2.1 million used in financing activities in the first quarter of 2001 and cash used in investing activities in the first quarter of 2002 was $0.6 million compared to $1.4 million for the first quarter of 2001. In total, $0.6 million was used to cover capital expenditures.

In the first quarter 2002, the Company's cash (used in) provided by operating activities decreased by $8.5 million to ($4.2) million used in operations, from cash provided by operations of $4.3 million in the first quarter 2001, primarily due to lower selling prices offset in part by lower costs of sales resulting in a net loss in the first quarter of 2002 of $5.4 million compared to a net loss of $10,000 in the first quarter of 2001.

The Company made capital expenditures of $0.6 million and $1.4 million in the first quarter of 2002 and the first quarter of 2001, respectively, in connection with upgrading and maintaining its manufacturing facility. Management anticipates that the Company's total capital expenditures for the balance of 2002 and 2003 will primarily relate to existing capital projects in progress and maintenance of its newsprint facilities.

At March 31, 2002, the Company had approximately $137.4 million of indebtedness, consisting of borrowings of $20.0 million under the Revolving Credit Facility, $17.4 million under the Term Loan Facility, $100 million under the Notes. At March 31, 2002 there was no unused borrowing capacity available under the Revolving Credit Facility, as a result of the Company's non-compliance with several financial covenants under the Bank Credit Agreement, see footnote 2.

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