Form 10-Q
period 2002-06-30
BEAR ISLAND PAPER CO LLC
filed 2002-08-13
CIK 1051249

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
THE EXCHANGE ACT OF 1934

Commission file number: 333-42201

BEAR ISLAND PAPER COMPANY, L.L.C.
(Exact name of registrant as specified in its charter)

Virginia	06-0980835
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

10026 Old Ridge Road
Ashland, VA
(Address of Principal Executive Offices)

23005
(Zip Code)

(804) 227-3394
(Registrant’s telephone number, including area code)

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report: Not Applicable

Indicate by check mark whether the registrant:  (1) has filed all reports  required  to be filed by  Section  13 or 15 (d) of the  Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter  period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Not Applicable.

BEAR ISLAND PAPER COMPANY, L.L.C.
INDEX

PART I.      FINANCIAL INFORMATION
ITEM I.      FINANCIAL STATEMENTS

BEAR ISLAND PAPER COMPANY, L.L.C.
CONDENSED BALANCE SHEETS

	June 30, 2002	December 31, 2001

	(Unaudited)
ASSETS
Current assets:
Cash and short-term investments	$3,137,901	$886,300
Accounts receivable, net	9,485,221	8,662,832
Inventories	10,509,037	12,665,519
Other current assets	366,124	659,848

Total current assets	23,498,283	22,874,499
Property, plant and equipment	219,813,112	218,595,176
Less accumulated depreciation	(49,497,954)	(43,562,514)

Net property, plant and equipment	170,315,158	175,032,662

Deferred financing costs	5,133,969	5,502,064

Total assets	$198,947,410	$203,409,225

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$10,285,277	$14,443,843
Accrued interest payable	952,757	934,005
Debt	37,444,121	32,444,121

Total current liabilities	48,682,155	47,821,969
Brant-Allen subordinated note	5,000,000	—
Long-term debt	100,000,000	100,000,000

Total liabilities	153,682,155	147,821,969

Member’s equity:
Contributed capital	79,581,074	79,581,074
Accumulated deficit	(34,315,819)	(23,993,818)

Total member’s equity	45,265,255	55,587,256

Total liabilities and member’s equity	$198,947,410	$203,409,225

See accompanying notes to the condensed financial statements.

BEAR ISLAND PAPER COMPANY, L.L.C.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

Net sales	$26,902,214	$32,564,113	$51,798,331	$61,887,062
Cost of sales	28,312,884	27,025,584	55,244,695	52,629,791

Gross profit (loss)	(1,410,670)	5,538,529	(3,446,364)	9,257,271
Selling, general and administrative expenses:
Management fees to Brant-Allen	(253,342)	(310,423)	(487,573)	(588,613)
Other	(15,009)	(38,157)	(84,325)	(105,666)

Income (loss) from operations	(1,679,021)	5,189,949	(4,018,262)	8,562,992
Other income (deductions):
Interest expense	(3,199,000)	(3,303,203)	(6,317,768)	(6,717,915)
Other income	11,423	26,695	14,029	58,295

Net income (loss)	$(4,866,598)	$1,913,441	$(10,322,001)	$1,903,372

See accompanying notes to the condensed financial statements.

BEAR ISLAND PAPER COMPANY, L.L.C.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,

	2002	2001

Operating activities:
Net income (loss)	$(10,322,001)	$1,903,372
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Depreciation and depletion	5,935,440	5,620,703
Amortization of deferred financing costs	368,095	331,802
Changes in current assets and liabilities:
Accounts receivable	(822,389)	229,307
Inventory	2,156,482	(1,958,538)
Other current assets	293,724	(45,725)
Accounts payable and accrued liabilities	(4,158,566)	(171,632)
Accrued interest payable	18,752	(63,394)

Cash (used) provided by operating activities	(6,530,463)	5,845,895

Investment activities:
Purchases of property, plant and equipment	(1,217,936)	(4,035,308)

Net cash used in investing activities	(1,217,936)	(4,035,308)

Financing activities:
Proceeds from issuance of long-term debt	10,000,000	1,500,000
Principal payments on long-term debt	—	(1,535,105)
Tax distribution to parent	—	(1,952,144)
Contributions to capital from parent	—	—

Net cash (used) provided by financing activities	10,000,000	(1,987,249)

Net increase (decrease) in cash and short term investments	2,251,601	(176,662)
Cash and short-term investments, beginning of period	886,300	682,329

Cash and short-term investments, end of period	$3,137,901	$505,667

See accompanying notes to the condensed financial statements.

BEAR ISLAND PAPER COMPANY, L.L.C.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.

In the opinion of management, the accompanying condensed financial statements of Bear Island Paper Company, L.L.C. (the “Company”) contain all adjustments necessary to present fairly, in all material respects, the Company’s financial position as of June 30, 2002 and December 31, 2001 and the Company’s condensed results of operations for the three- and six-month periods ended June 30, 2002 and 2001 as well as the Company’s condensed cash flows for the six-month periods ended June 30, 2002 and 2001. All adjustments are of a normal and recurring nature. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2001 Form 10-K filed on March 28, 2002. The December 31, 2001 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The results of operations for the six-month period ended June 30, 2002 should not be regarded as necessarily indicative of the results that may be expected for the entire year.

2.

The Company incurred net losses of $10,322,001 and $5,722,211 for the six months ended June 30, 2002 and year ended December 31, 2001, respectively, and had an accumulated deficit of $34,315,819 at June 30, 2002.  Management also anticipates a loss for the year ending December 31, 2002.  Because of these recurring losses the Company continues to not be in compliance with certain financial debt covenants under its credit agreement (which relates to the Company’s $70 million 8-year senior secured term loan facility (the “Term Loan Facility”) and the Company’s $50 million 6-year senior secured reducing revolving credit facility (the “ Revolving Credit Facility”) (the “Bank Credit Agreement”).  Management believes that the Company will be able to successfully manage through the debt covenant situation, although the Company’s lenders could accelerate the debt at any time during the period.  The acceleration of the Bank Credit Agreement would permit the holders of the Senior Secured Notes to declare the Notes immediately due and payable.  As a result, some debts not currently due have been classified as current.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

At June 30, 2002, the Company had the ability to access approximately $7.0 million of additional capital equipment financing through the use of certain leasing options.  The Company also had positive cash flows from operations during the past three calendar years. At June 30, 2002 there was no unused borrowing capacity available under the Revolving Credit Facility, as a result of the Company’s non-compliance with several financial covenants under the Bank Credit Agreement for which waivers were obtained through July 30, 2002.  Based on current market conditions, management anticipates being able to meet liquidity requirements for 2002; however, there exists a range of reasonably possible outcomes, which could significantly impact their ability to achieve the aforementioned.

3.

The Company is a wholly owned subsidiary of Brant-Allen Industries, Inc. (“Brant-Allen”), a Delaware corporation.

A component of selling, general and administrative expenses as shown on the statements of operations includes aggregate management fees charged by Brant-Allen.  The management fees payable to Brant-Allen are calculated pursuant to the Management Services Agreement and constitute 1% of the Company’s net sales, of which 100% is payable in cash.

There are also certain restrictions on distributions paid to Brant-Allen. Distributions are allowed for a portion of profits in excess of certain amounts. In addition, distributions are allowed for amounts necessary to pay for the tax liabilities of the members resulting from the Company’s operations.  Distributions of $0 and $1,952,144 were paid to Brant-Allen during the six months ended June 30, 2002 and 2001, to pay such tax liabilities.

4.

No provision for income taxes is required in the financial statements since each member of the parent Company is individually liable for any income tax that may be payable on the Company’s taxable income.

5.

Finished goods and raw materials inventories are valued at the lower of cost or market, with cost determined on the first-in, first-out (“FIFO”) basis. Stores inventories are valued at the lower of average cost or market.

            Inventories consisted of:

	June 30, 2002	December 31, 2001

Raw materials	$1,471,522	$2,153,044
Stores	7,319,277	7,686,207
Finished goods	1,718,238	2,826,268

	$10,509,037	$12,665,519

BEAR ISLAND PAPER COMPANY, L.L.C.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

6.

The Company has a purchase commitment, made in the ordinary course of business, to purchase $4.2 million of manufacturing equipment from a vendor.  Through June 30, 2002, the Company has paid $1.7 million of the total due under the commitment, with the remainder due as follows: $0.3 million in 2002, $1.6 million in 2003 and $0.6 million in 2004.  The purchase commitment is quaranteed by Brant-Allen.

7.	Long-term debt consisted of:
		June 30, 2002	December 31, 2001

	Senior Secured Notes	$100,000,000	$100,000,000
	Term Loan Facility	17,444,121	17,444,121
	Revolving Credit Facility	20,000,000	15,000,000
	Brant-Allen Subordinated Note	5,000,000	—

		142,444,121	132,444,121
	Less current portion	37,444,121	32,444,121

	Total long-term debt	$105,000,000	$100,000,000

8.	The Company’s receivables and payables with their affiliates were as follow:

	June 30, 2002	December 31, 2001

Due from Brant-Allen	$(947,288)	$(508,773)
Due from Newsprint Sales	477,143	530,039
Due from F.F. Soucy, Inc. and Partners	55,769	18,787
Due from F.F. Soucy, Inc.	—	7,604
Due to F.F. Soucy, Inc.	(61,147)	—
Due to Timberlands	(361,406)	(361,406)

During the second quarter of 2002, the Company borrowed $5.0 million (see Note 7) from Brant-Allen to meet various cash flow requirements.  The note bears no interest and includes terms for repayment in its entirety in December 2007.  The note is subordinated to all other debt of the Company.

ITEM II

. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors affecting the results of operations of the Company during the periods included in the accompanying condensed statements of operations and the changes in the Company’s financial condition since December 31, 2001.

General:

The Company manufactures and is dependent on one product, newsprint, which is used in general printing and the newspaper publishing industry and for advertising circulars. Accordingly, demand for newsprint fluctuates with the economy, newspaper circulation and purchases of advertising lineage which significantly impacts the Company’s selling price of newsprint and, therefore, its revenues and profitability. In addition, variation in the balance between supply and demand as a result of global capacity additions have an increasing impact on both selling prices and inventory levels in the North American markets. Capacity is typically added in large blocks because of the scale of new newsprint machines.

As a result, the newsprint market is highly cyclical, depending on changes in global supply, demand and inventory levels. These factors significantly impact the Company’s sales volume and newsprint prices and, therefore, the Company’s revenues and profitability. Given the commodity nature of newsprint, the Company, like other suppliers to this market, has little influence over the timing and extent of price changes. Sales are recognized at the time of shipment from the Company’s mill. However, significant fluctuations in revenue can and do occur as a result of the timing of shipments caused by increases and decreases in mill inventory levels.

THREE MONTHS ENDED JUNE 30, 2002, COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

Net sales decreased by $5.7 million, or 17%, to $26.9 million in the second quarter of 2002, from $32.6 million in the second quarter of 2001. This decrease was attributable to a 28% decrease in the average net selling price of the Company’s products and offset by a 15% increase in sales volumes to approximately 63,050 metric tons (“tonnes”) in the second quarter of 2002, from approximately 54,950 tonnes in the second quarter of 2001. The Company’s net selling price for newsprint decreased to an average of $427 per tonne in the second quarter of 2002 from an average of $591 per tonne in the second quarter of 2001.

Cost of sales increased by $1.3 million, or 5%, to $28.3 million in the second quarter of 2002 from $27.0 million in the second quarter of 2001.  This increase was attributable primarily to a 15% increase in sales volumes as stated above offset in part by a 7% decrease in the unit manufacturing costs per tonne.  The decrease in unit manufacturing cost per tonne was the result of 12% decrease in energy costs and per unit cost reductions as a result of a 5% increase in tonnes produced.  Cost of sales as a percentage of net sales increased to 105% in the second quarter of 2002, from 83% in the second quarter of 2001, due to a decrease in newsprint selling prices in the second quarter of 2002 partially offset by the decrease in unit costs of manufacturing as noted above.

The Company’s selling, general and administrative expenses were unchanged at $0.3 million, in the second quarter of 2002 from the second quarter of 2001.

As a result of the above factors, income from operations decreased by $3.5 million to a loss of $1.7 million in the second quarter of 2002 from a profit of $5.2 million in the second quarter of 2001.

The Company’s interest expense decreased $0.1 million, or 3%, to $3.2 million in the second quarter of 2002 compared to $3.3 million in the second quarter of 2001, primarily due to reductions in floating interest rates and repayments on the Company’s Term Loan Facility, these savings were offset partially by additional borrowings under the outstanding Revolving Credit Facility.

As a result of the above factors, the Company reported a net loss of $4.9 million in the second quarter of 2002 compared to net income of $1.9 million in the second quarter of 2001.

SIX MONTHS ENDED JUNE 30, 2002, COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

Net sales decreased by $10.1 million, or 16%, to $51.8 million in the first six months of 2002, from $61.9 million in the first six months of 2001. This decrease was primarily attributable to a 26% decrease in the average net selling price of the Company’s products. This was mitigated by a 13% increase in sales volumes to approximately 118,900 tonnes in the first six months of 2002, from approximately 104,900 tonnes in the first six months of 2001. The Company’s net selling price for newsprint decreased to an average of $436 per tonne in the first six months of 2002 from an average of $590 per tonne in the first six months of 2001.

Cost of sales increased by $2.6 million, or 5%, to $55.2 million in the first six months of 2002 from $52.6 million in the first six months of 2001.  This increase was attributable primarily to the increase in sales volumes mentioned above and was offset by a 6% decrease in unit manufacturing costs per tonne.  The decrease in unit manufacturing cost per tonne was a result of a 14% decrease in total material costs and the 5% increase in tonnes produced resulting in lower fixed costs per unit.  Cost of sales as a percentage of net sales increased to 107% in the first six months of 2002, from 85% in the first six months of 2001, primarily due to a net decrease in newsprint selling prices in the first six months of 2002 and which was offset, in part, by the decrease in unit costs of manufacturing as noted above.

The Company’s selling, general and administrative expenses decreased by $0.1 million, or 14%, to $0.6 million in the first six months of 2002 from $0.7 million in the first six months of 2001.

As a result of the above factors, income from operations decreased by $12.6 million to a loss of $4.0 million in the first six months of 2002 from a profit of $8.6 million in the first six months of 2001.

The Company’s interest expense decreased $0.4 million, or 6%, to $6.3 million in the first six months of 2002 compared to $6.7 million in the first six months of 2001, primarily due to reductions in floating interest rates, repayments in the Company’s Term Loan Facility partially offset by additional borrowings under the Revolving Credit Facility.

As a result of the above factors, the Company reported a net loss of $10.3 million in the first six months of 2002 compared to net profit of $1.9 million in the first six months of 2001.

Liquidity and Capital Resources.

The Company’s principal liquidity requirements have been for working capital, capital expenditures and debt service under the Company’s loan agreements. These requirements have been met through cash flows from operations, loans under the Company’s Revolving Credit Facility and/or additional borrowings from Brant-Allen.

The Company’s cash and short-term investments at June 30, 2002 were $3.1 million, representing an increase of $2.2 million from $0.9 million at December 31, 2001.  Net cash used by operating activities was $6.5 million for the first six months ended June 30, 2002.  Cash provided by financing activities was $10.0 million and cash used in investing activities was $1.2 million for the six months ended June 30, 2002. The Company anticipates that cash provided from operations in the future combined with borrowings under the Revolving Credit Facility and from Brant-Allen will be sufficient to pay its operating expenses, satisfy debt-service obligations and fund capital expenditures.

In the first six months of 2002, the Company’s operating cash flow decreased by $12.3 million to $6.5 million used in operation in the first six-months of 2002 from $5.8 million provided by operations in the first six months of 2001, primarily due to lower selling prices of the Company’s products resulting in a net loss in first six months of 2002 of $10.3 million compared to net income of $1.9 million in the first six months of 2001.

The Company made capital expenditures of $1.2 million and $4.0 million in the first six months of 2002 and 2001, respectively, in connection with upgrading and maintaining its manufacturing facility. Management anticipates that the Company’s total capital expenditures for the balance of 2002 and 2003 will primarily relate to existing capital projects in progress and maintenance of its newsprint facilities.

At June 30, 2002, the Company had approximately $142.4 million of indebtedness, consisting of borrowings of $20.0 million under the Revolving Credit Facility, $17.4 million under the Term Loan Facility, $100 million under the Notes and $5.0 million under a subordinated note from Brant-Allen.  At June 30, 2002, there was no unused borrowing capacity under the Revolving Credit Facility as a result of the Company’s non-compliance with several financial covenants under the Bank Credit Agreement for which waivers were obtained through July 30, 2002, see footnote 2. The Company also has a purchase commitment to purchase $4.2 million of manufacturing equipment from a vendor, see footnote 6.

PART II.      OTHER INFORMATION
ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit 99-1 - Certificate Pursuant to 18 U.S.C. Section 1350
Exhibit 99-2 - Certificate Pursuant to 18 U.S.C. Section 1350

(b)	No reports on Form 8-K have been filed during the quarter for which this report is filed.

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

Dated August 9, 2002