Form 10-Q
period 2002-09-30
BEAR ISLAND PAPER CO LLC
filed 2002-11-12
CIK 1051249

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                                   (Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002

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

                        BEAR ISLAND PAPER COMPANY, L.L.C.
                                      INDEX



                                                                         Page(s)
 Part I.  Financial Information

     Item 1   Financial Statements

       Condensed Balance Sheets                                             1

       Condensed Statements of Operations                                   2

       Condensed Statements of Cash Flows                                   3

       Notes to Condensed Financial Statements                              4


     Item 2

       Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         6

     Item 4

       Controls and Procedures                                              8

 Part II.  Other Information

       Item 6. Exhibits and Reports on Form 8-K                             9



Signatures                                                                 10

Certifications                                                             11


PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS
                                             BEAR ISLAND PAPER COMPANY, L.L.C.
                                                 CONDENSED BALANCE SHEETS



                                                                                     September 30,        December 31,
                                               ASSETS                                    2002                2001
                                                                                    ----------------   -----------------
                                                                                      (Unaudited)
 Current assets:
     Cash and short-term investments                                                $     2,201,558    $        886,300
     Accounts receivable, net                                                             9,624,800           8,662,832
     Inventories                                                                         11,694,628          12,665,519
     Other current assets                                                                   711,159             659,848
                                                                                    ----------------   -----------------

             Total current assets                                                        24,232,145          22,874,499

 Property, plant and equipment                                                          220,092,218         218,595,176
 Less accumulated depreciation                                                          (52,487,994)        (43,562,514)
                                                                                    ----------------   -----------------

             Net property, plant and equipment                                          167,604,224         175,032,662
                                                                                    ----------------   -----------------

 Deferred financing costs                                                                 4,949,298           5,502,064
                                                                                    ----------------   -----------------

               Total assets                                                         $   196,785,667    $    203,409,225
                                                                                    ================   =================


                                  LIABILITIES AND MEMBER'S EQUITY

 Current liabilities:
     Accounts payable and accrued liabilities                                       $    10,323,533    $     14,443,843
     Accrued interest payable                                                             3,449,902             934,005
     Debt                                                                                37,444,121          32,444,121
                                                                                    ----------------   -----------------

               Total current liabilities                                                 51,217,556          47,821,969

 Brant-Allen subordinated note                                                            5,000,000              -

 Long-term debt                                                                         100,000,000         100,000,000
                                                                                    ----------------   -----------------

               Total liabilities                                                        156,217,556         147,821,969
                                                                                    ----------------   -----------------

 Member's equity:
     Contributed capital                                                                 79,581,074          79,581,074
     Accumulated deficit                                                                (39,012,963)        (23,993,818)
                                                                                    ----------------   -----------------

             Total member's equity                                                       40,568,111          55,587,256
                                                                                    ----------------   -----------------

               Total liabilities and member's equity                                $   196,785,667    $    203,409,225
                                                                                    ================   =================
 See accompanying notes to the condensed financial statements.

                                             BEAR ISLAND PAPER COMPANY, L.L.C.
                                            CONDENSED STATEMENTS OF OPERATIONS
                                                        (UNAUDITED)



                                                 Three months ended September 30,      Nine months ended September 30,
                                                -----------------------------------  -----------------------------------
                                                       2002               2001              2002               2001

 Net sales                                      $   24,655,802     $    30,043,564   $    76,454,133    $    91,930,626
 Cost of sales                                      25,952,737          26,131,261        81,197,432         78,761,052
                                                ---------------    ----------------  ----------------   ----------------

             Gross profit (loss)                    (1,296,935)          3,912,303        (4,743,299)        13,169,574

 Selling, general and administrative expenses:

     Management fees to Brant-Allen                   (231,471)           (285,979)         (719,044)          (874,592)
     Other                                              (2,272)           (101,769)          (86,597)          (207,435)
                                                ---------------    ----------------  ----------------   ----------------

             Income (loss) from operations          (1,530,678)          3,524,555        (5,548,940)        12,087,547

 Other income (deductions):
     Interest expense                               (3,180,739)         (3,219,735)       (9,498,507)        (9,937,650)
     Other income                                       14,273              28,953            28,302             87,248
                                                ---------------    ----------------  ----------------   ----------------

               Net income (loss)                $   (4,697,144)    $       333,773   $   (15,019,145)   $     2,237,145
                                                ===============    ================  ================   ================

 See accompanying notes to the condensed financial statements.


                          BEAR ISLAND PAPER COMPANY, L.L.C.
                         CONDENSED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)



                                                  Nine months ended September 30,
                                                -----------------------------------
                                                        2002               2001
 Operating activities:
     Net income (loss)                          $   (15,019,145)   $     2,237,145
     Adjustments to reconcile net income
           (loss) to net cash (used) provided
           by operating activities:
       Depreciation and depletion                     8,925,480          8,427,831
       Amortization of deferred financing
         costs                                          552,766            497,702
     Changes in current assets and liabilities:
       Accounts receivable                             (961,968)         2,965,656
       Inventory                                        970,891         (3,310,105)
       Other current assets                             (51,311)          (108,442)
       Accounts payable and accrued
         liabilities                                 (4,120,310)           676,518
       Accrued interest payable                       2,515,897          2,416,797
                                                ----------------   ----------------

             Cash (used) provided by
                   operating activities              (7,187,700)        13,803,102
                                                ----------------   ----------------

 Investment activities:
     Purchases of property, plant and
           equipment                                 (1,497,042)        (6,380,040)
                                                ----------------   ----------------

             Net cash used in investing
                   activities                        (1,497,042)        (6,380,040)
                                                ----------------   ----------------

 Financing activities:
     Proceeds from issuance of debt                  10,000,000          1,500,000
     Principal payments on long-term debt                 -             (4,157,649)
     Tax distribution to parent                           -             (1,952,144)
                                                ----------------   ----------------

             Net cash (used) provided by
                   financing activities              10,000,000         (4,609,793)
                                                ----------------   ----------------

             Net increase in cash
                   and short term investments         1,315,258          2,813,269

 Cash and short-term investments, beginning
       of period                                        886,300            682,329
                                               -----------------  -----------------

 Cash and short-term investments, end of
                     period                     $     2,201,558    $     3,495,598
                                                ================   ================


 See accompanying notes to the condensed financial statements.

                        BEAR ISLAND PAPER COMPANY, L.L.C.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. In the opinion of management, the accompanying condensed financial statements of Bear Island Paper Company, L.L.C. (the "Company") contain all adjustments necessary to present fairly, in all material respects, the Company's financial position as of September 30, 2002 and December 31, 2001 and the Company's condensed results of operations for the three- and nine-month periods ended September 30, 2002 and 2001 as well as the Company's condensed cash flows for the nine-month periods ended September 30, 2002 and 2001. All adjustments are of a normal and recurring nature. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2001 Form 10-K filed on March 28, 2002. The December 31, 2001 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     The results of operations for the nine-month period ended September 30, 2002 should not be regarded as necessarily indicative of the results that may be expected for the entire year.


2. The Company incurred net losses of $15,019,145 and $5,722,211 for the nine months ended September 30, 2002 and year ended December 31, 2001, respectively, and had an accumulated deficit of $39,012,963 at September 30, 2002. Management also anticipates a loss for the year ending December 31, 2002. Because of these recurring losses the Company continues to not be in compliance with certain financial debt covenants under its Credit Agreement (which relates to the Company's $70 million 8-year Senior Secured Term Loan Facility (the "Term Loan Facility") and the Company's $50 million 6-year Senior Secured Revolving Credit Facility (the " Revolving Credit Facility") (collectively the "Bank Credit Agreement"). Management believes that the Company will be able to successfully manage through the debt covenant situation, although the Company's lenders could accelerate the debt at any time during the period. The acceleration of the Bank Credit Agreement would permit the holders of the Senior Secured Notes to declare the Notes immediately due and payable. As a result, some debts not currently due have been classified as current. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     At September 30, 2002, the Company had the ability to access approximately $7.0 million of additional capital equipment financing through the use of certain leasing options. At September 30, 2002 there was no unused borrowing capacity available under the Revolving Credit Facility, as a result of the Company's non-compliance with several financial covenants under the Bank Credit Agreement for which waivers were obtained through July 30, 2002 however, such waivers have not been extended. Based on current market conditions, management anticipates being able to meet liquidity requirements for 2002; however, there exists a range of reasonably possible outcomes, which could significantly impact their ability to achieve the aforementioned.


3. The Company is a wholly owned subsidiary of Brant-Allen Industries, Inc. ("Brant-Allen"), a Delaware corporation.

     A component of selling, general and administrative expenses as shown on the statements of operations includes aggregate management fees charged by Brant-Allen. The management fees payable to Brant-Allen are calculated pursuant to the Management Services Agreement and constitute 1% of the Company's net sales.

     There are also certain restrictions on distributions paid to Brant-Allen. Distributions are allowed for a portion of profits in excess of certain amounts. In addition, distributions are allowed for amounts necessary to pay for the tax liabilities of the members resulting from the Company's operations. Distributions of $0 and $1,952,144 were paid to Brant-Allen during the nine months ended September 30, 2002 and 2001, to pay such tax liabilities.


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

     Inventories consisted of:

                                  September 30, 2002      December 31, 2001
                                  ------------------      -----------------

          Raw materials              $    1,849,171       $      2,153,044
          Stores                          7,080,534              7,686,207
          Finished goods                  2,764,923              2,826,268
                                     ---------------      -----------------
                                     $   11,694,628       $     12,665,519
                                     ===============      =================

                        BEAR ISLAND PAPER COMPANY, L.L.C.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



6. The Company has a purchase commitment, made in the ordinary course of business, to purchase $4.2 million of manufacturing equipment from a vendor. Through September 30, 2002, the Company has paid $1.7 million of the total due under the commitment, with the remainder due as follows: $0.3 million in 2002, $1.6 million in 2003 and $0.6 million in 2004. The purchase commitment is guaranteed by Brant-Allen.

7.   Long-term debt consisted of:

                                                  September 30, 2002  December 31, 2001
                                                  ------------------  -----------------

          Senior Secured Notes                      $   100,000,000   $    100,000,000

          Term Loan Facility                             17,444,121         17,444,121

          Revolving Credit Facility                      20,000,000         15,000,000

          Brant-Allen Subordinated Note                   5,000,000             -
                                                    ----------------  -----------------
                                                        142,444,121        132,444,121
          Less amounts classified as current             37,444,121         32,444,121
                                                    ----------------  -----------------
                       Total long-term debt         $   105,000,000   $    100,000,000
                                                    ================  =================

     During the second quarter of 2002, the Company borrowed $5.0 million from Brant-Allen to meet various cash flow requirements. The note bears no interest and includes terms for repayment in its entirety in December 2007.
     The note is subordinated to all other debt of the Company.

8.       The Company's receivables and payables with their affiliates were as follow:


                                                                 September 30, 2002  December 31, 2001
                                                                 ------------------  -----------------

          Due to Brant-Allen                                       $    (1,277,646)  $      (508,773)
          Due from Newsprint Sales                                         921,606           530,039
          Due from F.F. Soucy, Inc. and Partners                            75,363            18,787
          Due from F.F. Soucy, Inc.                                           -                7,604
          Due to F.F. Soucy, Inc.                                         (174,674)             -
          Due to Timberlands Company, L.L.C.                              (353,427)         (361,406)


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


THREE MONTHS ENDED SEPTEMBER 30, 2002, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

Net sales decreased by $5.3 million, or 18%, to $24.7 million in the third quarter of 2002, from $30.0 million in the third quarter of 2001. This decrease was attributable to a 23% decrease in the average net selling price of the Company's products and offset by a 6% increase in sales volumes to approximately 57,550 metric tons ("tonnes") in the third quarter of 2002, from approximately 54,050 tonnes in the third quarter of 2001. The Company's net selling price for newsprint decreased to an average of $429 per tonne in the third quarter of 2002 from an average of $555 per tonne in the third quarter of 2001.

Cost of sales decreased by $0.1 million, or 0.4%, to $26.0 million in the third quarter of 2002 from $26.1 million in the third quarter of 2001. This decrease was attributable primarily to a 7% decrease in unit manufacturing costs per tonne offset by the 6% increase in sales volumes as stated above. The decrease in unit manufacturing cost per tonne was the result of a 9% decrease in energy costs, a 15% decrease in departmental costs (wages, fringe benefits, maintenance and repairs) and a 24% decrease in total chemical costs. Cost of sales as a percentage of net sales increased to 105% in the third quarter of 2002, from 87% in the third quarter of 2001, due to a net decrease in newsprint selling prices in the third quarter of 2002 partially offset by the decrease in unit costs of manufacturing as noted above.

The Company's selling, general and administrative expenses decreased by $0.2 million or 50%, to $0.2 million in the third quarter of 2002 from $0.4 million in the third quarter of 2001 primarily due to a decrease in consulting fees.

As a result of the above factors, income from operations decreased by $5.0 million to a net loss from operations of $1.5 million in the third quarter of 2002 from a operating profit of $3.5 million in the third quarter of 2001.

The Company's interest expense for the third quarters 2002 and 2001 was unchanged at $3.2 million, primarily due to reductions in floating interest rates and offset partially by additional borrowings outstanding under the Revolving Credit Facility.

As a result of the above factors, the Company reported a net loss of $4.7 million in the third quarter of 2002 compared to net income of $0.3 million in the third quarter of 2001.



NINE MONTHS ENDED SEPTEMBER 30, 2002, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

Net sales decreased by $15.4 million, or 17%, to $76.5 million in the first nine months of 2002, from $91.9 million in the first nine months of 2001. This decrease was primarily attributable to a 25% decrease in the average net selling price of the Company's products. This was mitigated by an 11% increase in sales volumes to approximately 176,450 tonnes in the first nine months of 2002, from approximately 158,950 tonnes in the first nine months of 2001. The Company's net selling price for newsprint decreased to an average of $434 per tonne in the first nine months of 2002 from an average of $578 per tonne in the first nine months of 2001.

Cost of sales increased by $2.4 million, or 3%, to $81.2 million in the first nine months of 2002 from $78.8 million in the first nine months of 2001. This increase was attributable primarily to the increase in sales volumes mentioned above and was offset by a 7% decrease in unit manufacturing costs per tonne. The decrease in unit manufacturing cost per tonne was a result of a 4% decrease in energy costs, a 7% decrease in departmental costs (wages, fringe benefits and maintenance and repairs) and a 26% decrease in total chemical costs. Cost of sales as a percentage of net sales increased to 106% in the first nine months of 2002, from 86% in the first nine months of 2001, primarily due to a net decrease in newsprint selling prices in the first nine months of 2002 which was offset, in part, by the decrease in per tonne unit costs of manufacturing as noted above.

The Company's selling, general and administrative expenses decreased by $0.3 million, or 27%, to $0.8 million in the first nine months of 2002 from $1.1 million in the first nine months of 2001 primarily due to a decrease in consulting fees.

As a result of the above factors, income from operations decreased by $17.6 million to a net loss of $5.5 million in the first nine months of 2002 from a profit of $12.1 million in the first nine months of 2001.

The Company's interest expense decreased $0.4 million, or 4%, to $9.5 million in the first nine months of 2002 compared to $9.9 million in the first nine months of 2001, primarily due to reductions in floating interest rates and repayments of the Company's Term Loan Facility which was partially offset by additional borrowings under the Revolving Credit Facility.

As a result of the above factors, the Company reported a net loss of $15.0 million in the first nine months of 2002 compared to net profit of $2.2 million in the first nine months of 2001.


Liquidity and Capital Resources.

The Company's principal liquidity requirements have been for working capital, capital expenditures and debt service under the Company's Loan Agreements. These requirements have been met through cash flows from operations, loans under the Company's Revolving Credit Facility and/or additional borrowings from Brant-Allen.

The Company's cash and short-term investments at September 30, 2002 were $2.2 million, representing an increase of $1.3 million from $0.9 million at December 31, 2001. Net cash used by operating activities was $7.2 million for the first nine months ended September 30, 2002. Cash provided by financing activities was $10.0 million and cash used in investing activities was $1.5 million for the nine months ended September 30, 2002. The Company anticipates that cash provided from operations in the future combined with borrowings under the Revolving Credit Facility and from Brant-Allen will be sufficient to pay its operating expenses, satisfy debt-service obligations and fund capital expenditures.

In the first nine months of 2002, the Company's operating cash flow decreased by $21.0 million to a negative $7.2 million of cash which was used in operations during the first nine-months of 2002 as compared to $13.8 million provided by operations in the first nine months of 2001, primarily due to lower selling prices of the Company's products resulting in a net loss in first nine months of 2002 of $15.0 million compared to net income of $2.2 million in the first nine months of 2001.

The Company made capital expenditures of $1.5 million and $6.4 million in the first nine months of 2002 and 2001, respectively, in connection with upgrading and maintaining its manufacturing facility. Management anticipates that the Company's total capital expenditures for the balance of 2002 and 2003 will primarily relate to existing capital projects in progress and maintenance of its newsprint facilities.

At September 30, 2002, the Company had approximately $142.4 million of indebtedness, consisting of borrowings of $20.0 million under the Revolving Credit Facility, $17.4 million under the Term Loan Facility, $100 million under the Notes and $5.0 million under a subordinated note from Brant-Allen. At September 30, 2002, there was no unused borrowing capacity under the Revolving Credit Facility as a result of the Company's non-compliance with several financial covenants under the Bank Credit Agreement for which waivers were obtained through July 30, 2002, see footnote 2 however, such waivers have not been extended. The Company also has a purchase commitment to purchase $4.2 million of manufacturing equipment from a vendor, see footnote 6.

Item 4.  Controls and Procedures

         (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company's reports filed or submitted under the Exchange Act.

         (b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

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



                                       BEAR ISLAND PAPER COMPANY, L.L.C.



                                       By:  /s/ Peter M. Brant
                                       Peter M. Brant
                                       President, Chairman of the Board and
                                                    Chief Executive Officer



                                       By:  /s/ Edward D. Sherrick
                                       Edward D. Sherrick
                                       Vice President of Finance
                                       (Principal Financial Officer and
                                           Chief Accounting Officer)



Dated November 12, 2002

                                 CERTIFICATIONS


In connection with the Quarterly Report of Bear Island Paper Company LLC (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, I, Peter M. Brant, Chief Executive Officer of the Company, certify that:

         (1) I have reviewed the Report;

         (2) Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

         (3) Based on my knowledge, the financial statements and other financial information included in this Report fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Report;

         (4) The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

              (a) designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

              (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              (c) presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         (5) The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's Board of Directors (or persons performing the equivalent function):

              (a) all significant deficiencies in design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

              (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

         (6) The Company's other certifying officer and I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                               By:  /s/ Peter M. Brant
                                               Peter M. Brant
                                               Chief Executive Officer
                                               November 12, 2002

                                 CERTIFICATIONS



In connection with the Quarterly Report of Bear Island Paper Company LLC (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, I, Edward D. Sherrick, Vice President of Finance (Chief Financial Officer of the Company), certify that:

         (1)      I have reviewed the Report;

         (2) Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

         (3) Based on my knowledge, the financial statements and other financial information included in this Report fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Report;

         (4) The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

              (a) designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

              (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              (c) presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         (5) The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's Board of Directors (or persons performing the equivalent function):

              (a) all significant deficiencies in design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

              (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

         (6) The Company's other certifying officer and I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                               By:  /s/ Edward D. Sherrick
                                               Edward D. Sherrick
                                               Vice President of Finance
                                               (Chief Financial Officer)
                                               November 12, 2002