Form 10-K
period 2002-12-31
BEAR ISLAND PAPER CO LLC
filed 2003-03-31
CIK 1051249

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002

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

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----

                                     PART I

ITEM 1. BUSINESS..........................................................    3

ITEM 2. PROPERTIES........................................................    6

ITEM 3. LEGAL PROCEEDINGS. ...............................................    7

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. .............    7

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDERS MATTERS.  .......................................    7

ITEM 6. SELECTED FINANCIAL DATA. .........................................    7

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS. .......................................    8

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK........   13

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................   13

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE..........................................   13

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............   14

ITEM 11. EXECUTIVE COMPENSATION...........................................   15

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...   15

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................   16

ITEM 14. CONTROLS AND PROCEDURES..........................................   16

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.   17

                                     PART I

ITEM 1. BUSINESS.

GENERAL

Bear Island Paper Company, L.L.C. (the "Company"), a limited liability company organized in 1997 and a wholly owned subsidiary of Brant-Allen Industries, Inc. a subchapter S corporation, ("Brant-Allen") produces newsprint at its mill, located near Richmond, Virginia (the "Mill"). The Mill has an annual capacity of 237,250 metric tons ("tonnes") of high quality newsprint suitable for four-color printing, which publishers are increasingly using for general circulation. In 2002, the Mill produced approximately 234,200 tonnes of newsprint, and had an estimated operating efficiency rate of 92%.

The Company's customers include leading newspaper publishers in the United States, such as Dow Jones & Company, Inc. (publisher of The Wall Street Journal) ("Dow Jones"), The Washington Post Company ("The Washington Post"), Advance Publications ("Newhouse Group"), Gannett Co., Inc. (publisher of USA Today) ("Gannett"), MediaNews Group Inc., Knight-Ridder Inc. ("Knight-Ridder"), Media General, Inc., Tribune Co. and New York Times Co. Approximately 93% of the Company's newsprint production in 2002 was purchased by its top ten customers.

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

The Company purchases substantially all of its logs and pulp chips from outside suppliers at market prices. ONP and OMG used in the Company's recycling facility are provided by a combination of individual processors, municipal recovery facilities and brokers. All fiber is currently supplied from sources within a 300-mile radius of the Mill.

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

Currently, approximately 67% of the Company's fiber requirements are derived from the Company's TMP process using wood and woodchips, and approximately 33% of the Company's fiber requirements are de-inked pulp from the Mill's recycling facility.

The Mill has a wood requirement of approximately 144,000 cords per year. All wood is currently supplied from sources within a 200-mile radius of the Mill. In 2002, the Company's wood needs were supplied 42% from wood harvested by local independent wood contractors and 58% in chip form, by independent sawmills.

The Mill's newsprint machine produces newsprint at an average speed of approximately 4,250 feet per minute over a machine trim width of 300 inches. The Mill produces approximately 643 tonnes per day of newsprint.

The Company's recycling plant features advanced technologies for the re-pulping, de-inking, cleaning and screening of ONP and OMG. The recycling facility turns ONP and OMG into de-inked pulp. ONP and OMG are procured from a combination of individual processors, municipal recovery facilities and brokers. After delivery to the plant, the ONP and OMG are mixed by operators into a blend with a ratio of ONP to OMG of 81:19, which is then fed into a pulper which mixes in additives and prepares the stock for ink separation. During 1998, the Company undertook a capital expansion of the recycling facility resulting in a capacity increase of 20,200 tonnes per year. At full capacity, the recycling facility processes approximately 112,200 tonnes per year of ONP and OMG. The recycling facility has the capacity to produce 246 tonnes of recycled fiber per day. The recycling mill enables the Company to produce up to approximately 643 tonnes per day of newsprint containing a minimum of 20% and a maximum of 40% recycled fiber. The recycling facility also includes a 50,000 square foot warehouse that can hold a 10-day supply of ONP and OMG.

MARKETS AND CUSTOMERS

The Company's marketing objective is to become a preferred supplier to each of its newsprint customers. To achieve this goal, the Company focuses on service, product quality and long term relationships. Eight of the Company's top ten customers have been customers for over 15 years. In 2002, approximately 31% of the production of the Mill was sold to Dow Jones and The Washington Post under purchase agreements (the "Purchase Agreements") that obligate each of those customers to purchase a minimum of approximately 40,000 tonnes of newsprint per year for The Washington Post and 32,000 tonnes for Dow Jones commencing in 2002, at prices based on prevailing market prices paid by those customers to their non-affiliated East Coast suppliers. The term of the Purchase Agreements has been extended through December 31, 2004 and is subject to the parties agreeing to pricing, which approximate market prices, on an annual basis. The Company has sold newsprint to Dow Jones since 1980 and The Washington Post since 1979. Other than the agreements with Dow Jones and The Washington Post, customers purchase a minimum volume amount for short periods of up to one year based on market prices at the time of purchase.

In 2002 and 2001, the Company's ten largest customers represented an aggregate of 93% and 88%, respectively, of the Company's total sales. The Company has had five customers whose sales represent a significant portion of sales. Sales to one of these customers approximated 9%, 13% and 20% for the years ended December 31, 2002, 2001 and 2000, respectively. Sales to a second customer approximated 22%, 16%, and 19% for the years ended December 31, 2002, 2001 and 2000, respectively. Sales to a third customer approximated 10%, 16%, and 14% for the years ended December 31, 2002, 2001 and 2000, respectively. Sales to a fourth customer approximated 16%, 15%, and 17% for the years ended December 31, 2002, 2001 and 2000, respectively. Sales to a fifth customer approximated 21% and 11% during the years ended December 31, 2002 and 2001, respectively.

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

The Mill was designed and is operated with one of the most stringent water use and wastewater flow requirements of any paper mill in the U.S. At full production of 643 tonnes of newsprint per day, water usage is approximately 3.8 million gallons per day. Mill effluent is approximately 3.6 million gallons per day. The Mill's water is currently supplied by the Hanover County public utility system and by the Mill's own river intake structure and pumping system on the North Anna River. The Mill operates a wastewater treatment facility which connects to the Hanover County wastewater treatment plant. The Mill has its own on-site industrial landfill for solid waste.

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

EMPLOYEES

As of December 31, 2002, the Company had 218 employees, approximately 35% of which have been employed by the Company since its inception in 1979. The workforce is non-unionized and has been very receptive to flexible working conditions and requirements.

MANAGEMENT SERVICES AGREEMENT

Executive management of the Company is provided by Brant-Allen, pursuant to a management contract (the "Management Services Agreement"). The Company's newsprint is sold through Brant-Allen, which currently markets approximately 485,000 tonnes of newsprint (237,000 tonnes for the Company and 250,800 tonnes for Soucy). Brant-Allen manages the Company to maximize any available synergies. The Company benefits from the centralization of marketing, financial, administrative and distribution functions at Brant-Allen. These services are provided pursuant to the Management Services Agreement for which a management fee of 3% of annual net sales of the Company less transportation costs was payable by the Company, of which, since December 1, 1997, as a result of the Company's debt agreements, one third was payable in cash with the remainder contributed to the Company's capital. Effective April 1, 2000, the Management Services Agreement was amended to reduce the management fees payable to Brant-Allen to 1% of the Company's annual net sales of which 100% is payable in cash. During 2002, the Company was charged $984,000 by Brant-Allen under the Management Services Agreement.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

Brant-Allen beneficially owns all the equity of the Company. Brant-Allen, in turn, is owned by Mr. Peter Brant and Mr. Joseph Allen.

ITEM 6.  SELECTED FINANCIAL DATA.

The following selected financial data is derived from the audited financial statements of the Company for the years ended December 31, 1998, 1999, 2000, 2001 and 2002, for which the statements of operations are included elsewhere herein for the years ended December 31, 2000, 2001 and 2002.


                                                               Years Ended December 31,
                                             --------------------------------------------------------------


                                              1998           1999         2000         2001          2002
                                                      (Dollars in Thousands, Except Tonnes Produced)
Income Statement Data:
      Sales                                 $128,112      $110,231       $118,629      $117,845     $104,491
                                             -------       -------        -------       -------      -------

      Cost of sales                          100,570       101,621        103,961       108,509      109,252
                                             -------       -------        -------       -------      -------

      Gross profit (loss)                     27,542         8,610         14,668         9,336       (4,761)

Selling, general & administrative:
      Management fee to Brant-Allen            3,666         3,110          1,653         1,120          984
      Other direct                               536           394            182           965          209
                                             -------       -------        -------       -------      -------

      Income (loss) from operations           23,340         5,106         12,833         7,251       (5,954)
                                             -------       -------        -------       -------      -------

Other income (expense):
      Interest income                            201           149            144           103           37
      Interest expense                       (18,892)      (17,097)       (14,192)      (13,076)     (12,736)
      Other income (expense)                      --           863             84            --         (250)
                                             -------       -------        -------       -------      -------
                 Total other expense         (18,691)      (16,085)       (13,964)      (12,973)     (12,949)
                                             -------       -------        -------       -------      -------

Income (Loss) before                          $4,649      $(10,979)       $(1,131)       (5,722)     (18,903)
      extraordinary item
      Extraordinary item                          --        (1,006)            --            --           --
                                             -------       -------        -------       -------      -------

      Net income (loss)                       $4,649      $(11,985)       $(1,131)      $(5,722)    $(18,903)
                                              ======      ========        =======       =======     ========





                                                                Years Ended December 31,
                                             ------------------------------------------------------------------


                                                 1998        1999          2000        2001          2002
                                                (Dollars in Thousands, Except Ratios and Tonnes Produced)
Summary cash flow information:
       Net cash provided by (used in)
        operating activities                   $20,623      $2,547       $9,609      $16,691       $(10,921)
       Net cash used in investing
        Activities                              (7,394)       (265)      (2,704)     (13,877)        (2,403)
       Net cash provided by (used in)
        financing activities                   (12,451)     (3,431)      (7,203)      (2,610)       (13,324)
       Depreciation                             10,033      10,615       10,886       11,360         11,912
       Depletion                                    34          31           --           --             50
       Capital expenditures                      7,544       3,009        2,750       13,877          2,403
       Saleable tonnes produced                222,668     226,249      219,161      212,575        234,243
       Noncash portion of management fee         2,661       2,073          527           --             --

                                                                                  As of December 31,
                                                                                  ------------------

                                                             1998             1999           2000        2001       2002
Balance Sheet Data:
     Cash and short-term investments                        $2,131            $981           $682        $886       $562
     Working capital (2)                                    17,375          15,449         17,386     (24,947)    12,019
     Property, plant and equipment, net                    190,777         181,059        172,718     175,033    165,342
     Total indebtedness (1)                                184,946         138,291        133,102     132,444    145,444
     Total assets                                          229,251         214,587        206,801     203,409    193,811
     Total partners' equity/member's interest               32,567          65,879         63,262      55,587     36,684

(1) Total indebtedness is defined as long-term debt and long-term purchase obligations and current portions thereof.

(2) The Company was not in compliance with certain financial covenants under the Bank Credit Facilities at December 31, 2001. As a result $32.4 million of debt was reclassed to current liabilities.

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

Newsprint prices have been extremely volatile over the past five years. During 1998, newsprint prices decreased from $582 per tonne in the first quarter to $573 per tonne in the fourth quarter. During 1999, newsprint prices averaged $495 per tonne and ranged from high of $545 per tonne in the first quarter to low of $485 per tonne in the fourth quarter. During 2000, newsprint prices averaged $538 per tonne and ranged from a low of $492 per tonne in January 2000 to $585 per tonne in December 2000. During 2001, newsprint prices averaged $559 per tonne and ranged from a high of $592 per tonne in the second quarter to a low of $500 per tonne in the fourth quarter. During 2002, newsprint prices averaged $441 per tonne and ranged from a high of $463 per tonne in the fourth quarter to a low of $426 per tonne in the second quarter. In February 2003 newsprint prices averaged $452 per tonne.

The table below summarizes the annual volumes and selling prices of the Company's newsprint during the periods indicated below:

                                                        Years Ended December 31,
                               ------------------------------------------------------------------------

                                   1998         1999           2000           2001            2002
                                   ----         ----           ----           ----            ----
TONNES SOLD                      221,700       222,574        220,389         210,795         236,986

AVERAGE SELLING PRICE               $578          $495           $538            $559            $441

The Company's primary cost components consist of raw materials (wood, ONP, OMG, and chemicals), electrical energy, direct labor and certain fixed costs. Fixed costs consist of indirect labor and other plant related costs including maintenance expenses and mill overhead.

For the year ended December 31, 2002, raw materials, which are subject to significant price fluctuations based on supply and demand, represented 29.9% of the total cost of manufacturing. Electrical energy represented 21.5% and direct and indirect labor represented 19.7% of total cost of manufacturing. On an average per tonne basis electricity costs decreased 7.0% from 2001 to 2002. The Company currently uses a raw material mix of 67% TMP, and 33% recycled fiber in its production process.


RESULTS OF OPERATIONS

2002 COMPARED TO 2001

Net sales decreased by $13.3 million, or 11.3%, to $104.5 million in 2002 from $117.8 million in 2001. The decrease was attributable to a 21.1% decrease in average net selling price for the Company's products offset in part by a 12.4% increase in sales volumes to approximately 236,900 tonnes in 2002, from approximately 210,800 tonnes in 2001. The Company's net selling price for newsprint decreased to an average of $441 per tonne in 2002 from an average net selling price of $559 per tonne in 2001.

Cost of sales increased by $0.8 million, or 0.7%, to $109.3 million in 2002 from $108.5 million in 2001. This small increase was attributable primarily to the 12.4% increase in sales volume, as mentioned above, offset entirely by a 9.9% decrease in unit manufacturing costs per tonne. The unit manufacturing cost decreased to $436 per metric tonne in 2002 from $484 per tonne in 2001. The $48 per metric tonne decrease was primarily due to a 25.2% decrease in total chemical costs, a 9.9% decrease in total direct costs (primarily fuel and electricity) and a 15.2 % decrease in total departmental costs (labor and maintenance costs). Cost of sales as a percentage of net sales increased to 104.6% in 2002 from 92.1% in 2001, due to the decrease in newsprint selling prices offset by the decrease in the unit costs of manufacturing as noted above.

The Company's selling, general and administrative expenses decreased by $0.8 million, or 40.0%, to $1.2 million in 2002 from $2.0 million in 2001. This decrease was primarily attributable to the elimination of a non-recurring bad debt write-off of $0.6 million in 2001.

As a result of the above factors, income from operations decreased by $13.3 million to a loss of $6.0 million in 2002 from income of $7.3 million in 2001.

The Company's interest expense decreased by $0.4 million, or 3.1%, to $12.7 million in 2002 from $13.1 million in 2001, due to reductions in interest rates offset in part by additional borrowing on the Company's Revolving Credit Facility.

The Company's other income including interest income decreased by $0.3 million, to an expense of $0.2 million in 2002 from income of $0.1 million in 2001. Due almost entirely to the insurance deductible cost resulting from a December 2002 fire in the Company's recycling facility.

As a result of the above factors, the Company reported a net loss of $18.9 million in 2002 compared to a net loss of $5.7 million in 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal liquidity requirements have been for working capital, capital expenditures and debt service under the Company's loan agreements. These requirements have been met through cash flows from operations and/or loans under the Company's Revolving Credit Facility and through subordinated loans from Brant-Allen.

The Company's cash and short-term investments at December 31, 2002 were approximately $0.6 million, representing a decrease of approximately $0.3 million from $0.9 million at December 31, 2001. Net cash used by operating activities was $10.9 million for the year ended December 31, 2002. Net cash provided by financing activities (additional borrowings) was $13.0 million consisting of $8.0 million drawn under the Revolving Credit Facility and $5.0 million provided as a Subordinated Loan by Brant-Allen. Cash used in investing activities (capital expenditures) was $2.4 million for the year ended December 31, 2002. While the Company anticipates that cash provided from operations in the future, combined with borrowings under the Revolving Credit Facility and Brant-Allen's guarantee to provide up to an additional $10.0 million of subordinated loans as needed will be sufficient to pay its operating expenses, satisfy debt-service obligations and fund capital expenditures, current market conditions have resulted in extreme financial constraints.

For the year ended December 31, 2002, the Company's cash provided (used) by operating activities decreased by $27.6 million to ($10.9) million from $16.7 million for the year ended December 31, 2001, primarily due to decreased selling prices, changes in working capital and offset in part by lower cost of sales resulting in a net loss for the year ended December 31, 2002 of $18.9 million compared to net loss of $5.7 million for the year ended December 31, 2001. As a result, at December 31, 2001 the Company did not meet several Financial Covenants under the Bank Credit Facilities. In December of 2002, in connection with Brant-Allen's guarantee to provide the additional $10.0 million in subordinated loans ($5.0 million of which has been placed in escrow for that purpose) all past defaults were waived, access to availability under the Revolving Credit Facility was reopened and financial covenants related to the Term Loan Facility and the Revolving Credit Facility were modified

The Company incurred capital expenditures of $2.4 million and $13.9 million during the years ended December 31, 2002 and 2001, respectively. The large increase in capital expenditures in 2001 reflects the replacement of machinery and equipment as well as payments made in anticipation of installing new equipment on the Company's paper machine. Management anticipates that the Company's total capital expenditures for the years 2003 and 2004 will primarily relate to existing capital projects in progress and maintenance of its newsprint facilities.

At December 31, 2002, the Company had approximately $145.4 million of indebtedness, consisting of borrowings of $23.0 million under the Revolving Credit Facility, $17.4 million under the Term Loan Facility, $5.0 million under a Subordinated intercompany note and $100.0 million under the Notes. In addition, $1.3 million was available in unused borrowing capacity under the Revolving Credit Facility and up to $10.0 million was available under the Brant-Allen Guarantee.

As shown in the accompanying comparative financial statements the Company incurred net losses of $18,902,856, $5,722,211 and $1,130,703 for the years ended December 31, 2002, 2001 and 2000, respectively, and had an accumulated deficit of $42,896,674 at December 31, 2002. Management also anticipates further losses for the year ending December 31, 2003 due to the current and near-term anticipated selling prices for newsprint. The Company has approximately $1.3 million available under its Revolving Credit Facility to fund cash requirements and up to $10.0 million was available under the Brant-Allen Guarantee. Based on current market conditions, management anticipates being able to meet liquidity requirements for 2003; however there exists a range of reasonably possible outcomes which could significantly impact the ability to achieve the aforementioned.

The Company's future operating performance and ability to service the Bank Credit Facilities and the Notes and repay other indebtedness of the Company will be subject to future economic conditions and the financial success of the Company's business and other factors, many of which are not in the Company's control, including changes in market prices for newsprint, fiber costs, electrical rates and future government requirements as to environmental discharges and recycling content in newsprint. The Company currently anticipates that in order to pay the principal amount of the Notes at maturity, the Company will be required to refinance such Notes or adopt one or more alternatives, including reducing or delaying capital expenditures or seeking additional equity capital or other additional financing. None of the affiliates of the Company will be required to make any capital contributions or other payments to the Company with respect to the Issuer's obligations on the Notes with the exception of the Brant-Allen Guarantee. Although the Company currently has no reason to believe that it will not be able to refinance the Notes at maturity, there can be no assurance that such refinancing or any alternative strategy could be effected upon satisfactory terms, if at all, or that any of the foregoing actions would enable the Company to make such principal payments on the Notes or that any of such actions would be permitted by the terms of any debt instruments of the Company or of any of the Company's affiliates then in effect.

On March 27, 2003, the Company amended the Revolving Credit Facility to extend the due date to January 4, 2004. As a result the debt was reclassified to long-term as of December 31, 2002.

RESTRICTIVE DEBT COVENANTS

The indenture dated December 1, 1997 between the Company, Bear Island Finance Company II, Soucy Inc., Bear Island Timberlands Company, L.L.C. ("Timberlands"), Brant-Allen and Crestar Bank, as trustee (the "Indenture"), restricts the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments or investments, consummate certain asset sales, enter into certain transactions with affiliates, impose restrictions on the ability of a subsidiary to pay dividends or make certain payments to the Company, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company. In addition, the Bank Credit Facilities contain other and more restrictive covenants and prohibit the Company from prepaying the Notes, except in certain circumstances. The Bank Credit Facilities also require the Company to maintain specified financial ratios and satisfy certain financial tests. The Company was deficient under several Financial Covenants under the Bank Credit Facilities at December 31, 2001. These deficiencies were permanently waived in connection with the aforementioned December 2002 Second Amendment to the Company's Bank Credit Facilities.

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

NEW ACCOUNTING STANDARDS

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Statement 4 required all gains and losses from extinguishment of debt to be aggregated and, if material, be classified as an extraordinary item, net of related income tax effect. Under SFAS 145, the criteria in APB Opinion 30 will now be used to classify those gains and losses. The Company will adopt SFAS 145 as of the beginning of fiscal year 2003, and does not expect it to have a material impact on its financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under EITF Issue 94-3, a liability for an exit activity was recognized at the date of an entity's commitment to an exit plan. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, and is not expected to have a material impact on the Company's financial statements.

In November 2002, the FASB approved FASB Interpretation No. ("FIN") 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. FIN 45 is effective on a prospective basis to guarantees issued or modified after December 31, 2002.

The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We have adopted the disclosures of this interpretation as of December 31, 2002, and it did not have a material impact on the Company's financial statements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company is exposed to various market risk factors such as fluctuations in interest rates, as well as changes in the cost of raw materials and the selling price of newsprint. These risk factors can impact results of operations, cash flows and financial position. The Company manages these risks through regular operating and financing activities, and when necessary, the use of derivative financial instruments, such as interest rate swap contracts. These derivative instruments, when used, are with major financial institutions and are not for speculative or trading purposes.

The following analysis presents the effect on the Company's earnings, cash flows and financial position as if the hypothetical changes in market risk factors occurred on December 31, 2002. Only the potential impacts of these hypothetical assumptions are analyzed. The analysis does not consider other possible effects that could impact the Company's business.

At year-end 2002, the Company carried $145.4 million of outstanding debt on its books, with $40.4 million of that total held at variable interest rates. Holding all other variables constant, if interest rates hypothetically increased by 10%, the impact on earnings and cash flow would be an increase to interest expense of $56,000. Conversely, if interest rates hypothetically decreased by 10%, with all other variables held constant, the change in interest expense would be a decrease to interest expense of $56,000.

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


ITEM 8.  FINANCIAL STATEMENTS.

Certain statements in the financial statements and elsewhere in this report may constitute forward-looking statements. Because these forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed in or implied by the statements. Factors that could cause actual results to differ include, among other things: increased domestic or foreign competition; increases in capacity through construction of new mills or conversion of older facilities to produce competitive products; variations in demand for the Company's products; changes in the cost for or the availability of raw materials, particularly market pulp, ONP, OMG, wood and electricity; the cost of compliance with new environmental laws and regulations; the pace of acquisitions; cost structure improvements; the success of new initiatives; integration of systems; the success of computer-based system enhancements; and general economic conditions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information about the Company's directors and executive officers:

NAME                           AGE         POSITION
----                           ---         --------
Peter M. Brant                 55          Co-Chairman of the Board of Directors
                                           and Chief Executive Officer of the
                                           Company and Timberlands; Co-Chairman,
                                           and Chief Executive Officer of
                                           Brant-Allen; and Chief Executive
                                           Officer of Soucy Inc.

Joseph Allen                   61          President, Co-Chairman of the Board
                                           of Directors, Chief Operating Officer
                                           and Secretary of the Company and
                                           Timberlands; Co-Chairman and Chief
                                           Operating Officer of Brant-Allen; and
                                           Chief Operating Officer of Soucy Inc.

Edward D. Sherrick              57         Vice President of Finance and
                                           Director of the Company; Vice
                                           President of Finance of Timberlands;
                                           Senior Vice President and Chief
                                           Financial Officer of Brant-Allen; and
                                           Vice President of Soucy Inc.

Thomas E. Armstrong             65         Vice President of Sales and
                                           Manufacturing and Director of the
                                           Company; Vice President of Sales and
                                           Manufacturing of Timberlands;
                                           Executive Vice President of
                                           Brant-Allen; and Vice President of
                                           Soucy Inc.

Michael Conroy                  63         Director

Robert Flug                     55         Director

The following table sets forth certain information about the Company's key employees:

NAME                           AGE         POSITION
----                           ---         --------
Jacques Beauchesne             58          Mill Manager
Robert Jackson                 63          Human Resources Manager
Seth Hobart                    50          Financial Manager
David Crooks                   44          Manager of Engineering, Maintenance
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

MICHAEL CONROY. Mr. Conroy was appointed a Director of the Company in November 1997. Mr. Conroy is an independent consultant. Mr. Conroy was the President of the International Herald Tribune Company US, Inc. (the "Herald Tribune") up to December 1998. He had been with that company for 12 years. Before joining the Herald Tribune, he was publisher at Newsweek Atlantic.

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


ITEM 11. EXECUTIVE COMPENSATION.

No executive officer of Brant-Allen was paid any compensation by the Company between 2000 and 2002. All officers of the Company who also serve as officers of Brant-Allen have received and will continue to receive compensation from and, except as noted in the following paragraph, participate in employee benefit plans and arrangements sponsored by Brant-Allen, including, but not limited to, employee insurance, long term disabilities, medical and other plans which are maintained by Brant-Allen or which may be established by Brant-Allen in the future except as noted in the following paragraph, these officers are not entitled to participate in the Company's employee benefit plans and arrangements.

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

Brant-Allen in May of 2002 provided $5.0 million as a Subordinated Loan to the Company and in addition has guaranteed to provide an additional $10.0 million of subordinated loans as needed.

Brant-Allen may engage in a variety of transactions with the Company, Timberlands and/or Soucy. These transactions are expected to include the sale and marketing of the newsprint produced by the Company and Soucy and the provision of management and other services described below to the Company and Soucy.

MANAGEMENT SERVICES AGREEMENT

Concurrently with the closing of the Acquisition, the Company entered into the Management Services Agreement with Brant-Allen. Pursuant to the Management Services Agreement, Brant-Allen will continue to provide the Company with senior management treasury, financial and administrative (including marketing and sales) services. For these services, Brant-Allen will continue to be entitled to a monthly fee, payable in advance, calculated at the rate of 3% of the Company's net sales less transportation costs, of which since December 1, 1997, as a result of the Company's debt agreements, one third is payable in cash with the remainder contributed to the Company's capital. Effective April 1, 2000 the Management Service Agreement was amended to reduce the management fees payable to Brant-Allen to 1% of the Company's net sales less transportation costs of which 100% is payable in cash. This fee amounted to $984,000, $1,120,000 and $1,653,000 for the years ended December 31, 2002, 2001 and 2000, respectively. See the accompanying financial statements of the Company. The Management Services Agreement has a term of five years and is automatically renewable for successive five-year terms unless terminated earlier by either party giving two years written notice. The Management Services Agreement contains customary indemnification provisions.

ARRANGEMENTS WITH TIMBERLANDS

The Company shares employees, facilities and recordkeeping systems with Timberlands, and the Company charges Timberlands monthly for its share of these costs. Accordingly, these shared employees receive benefits under the Company's defined contribution retirement plan and are eligible to participate in the Company's thrift plan. Costs associated with these plans are reimbursed monthly by Timberlands. Amounts paid to the Company for shared costs, which are included in selling, general and administrative expenses, approximated $8,000, $16,000 and $170,000, during the years ended December 31, 2002, 2001 and 2000, respectively. See the accompanying financial statements of the Company.

ITEM 14. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of Bear Island Paper Company, L.L.C. (the "Company") have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company's reports filed or submitted under the Exchange Act.

Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significant affect such controls.

                                     PART IV

ITEM  15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

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

          4.4 Deed of Trust dated as of December 1, 1997, by and between the Company and Crestar Bank, as Trustee. *

          4.5 Company Pledge and Security Agreement, dated as of December 1, 1997, by and between the Company and Crestar Bank, as Trustee.*

          4.6 Hypotech Agreement, dated as of December 1, 1997, by and between Brant-Allen and Crestar Bank, as Trustee.*

          4.7 Subordinated Intercompany Note, dated as of May 31, 2002, by and between Bear Island Paper Company, L.L.C. and Brant-Allen Industries, Inc.

          10.1 Bank Credit Agreement, dated as of December 1, 1997, by and among the Company, TD Securities (USA), Inc., Toronto Dominion (Texas), Inc., Christiania Bank OG Kreditkass ASA, Keyport Life Insurance Company, Prime Income Trust, Deeprock & Company, Merrill Lynch Senior Floating Rate Fund, Inc. and Van Kampen American Capital Prime Rate Trust.*

          10.1a First Amendment to the Bank Credit Agreement, dated as of May 29, 2002.

          10.1b Second Amendment to the Bank Credit Agreement, dated as of December 13, 2002.

          10.1c Third Amendment to the Bank Credit Agreement, dated as of March 27, 2003.

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

          10.4 The Newsprint Purchase Agreement, dated as of May 19, 1978, by and between the Company and the Dow Jones & Co., Inc.*

          10.4a Amendments to Newsprint Purchase Agreement, dated as of April 1, 1987, December 10, 1991, August 10, 1993 and April 22, 1996.

          10.5 The Newsprint Purchase Agreement, dated as of May 19, 1978, by and between the Company and The Washington Post.*

          10.5a Amendments to Newsprint Purchase Agreement, dated as of December 10, 1991, August 10, 1993 and April 22, 1996.

          21.1 Subsidiaries of the Company.*

          99.1 Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

                               BEAR ISLAND PAPER COMPANY, L.L.C.

                               By:      /s/ Peter M. Brant
                                  ---------------------------------------
                               Name: Peter M. Brant
                               Title: Chairman of the Board of Directors
                               and Chief Executive Officer of the Company

Date: March 31, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature                     Title                                                    Date
---------                     -----                                                    ----

Principal Executive Officer

/s/ Peter M. Brant            Chairman of the Board of Directors and                   March 31, 2003
-----------------------       Chief Executive Officer
Peter M. Brant


Principal Financial and Accounting Officer

/s/ Joseph Allen              President, Co-Chairman of the Board of                   March 31, 2003
-----------------------       Directors, Chief Operating Officer and
Joseph Allen                  Secretary


/s/ Edward D. Sherrick        Vice President of Finance and Director of                March 31, 2003
-----------------------       the Board of Directors
Edward D. Sherrick

/s/ Thomas E. Armstrong       Vice President of Sales and Manufacturing                March 31, 2003
-----------------------       and Director of the Board of Directors
Thomas E. Armstrong

/s/ Michael Conroy            Director of the Board of Directors                       March 31, 2003
-----------------------
Michael Conroy

/s/ Robert Flug               Director of the Board of Directors                       March 31, 2003
-----------------------
Robert Flug

                                       19

                                 CERTIFICATIONS

I, Peter M. Brant, certify that:

1. I have reviewed this annual report on Form 10-K of Bear Island Paper Company, L.L.C. (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects, the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                      By:      /s/ Peter M. Brant
                                         ---------------------------------------
                                      Name: Peter M. Brant
                                      Title: Chairman of the Board of Directors
                                      and Chief Executive Officer of the Company

     Date: March 31, 2003

I, Joseph Allen, certify that:

1. I have reviewed this annual report on Form 10-K of Bear Island Paper Company, L.L.C. (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects, the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4 The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5 The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                      By:      /s/ Joseph Allen
                                         ---------------------------------------
                                      Name: Joseph Allen
                                      Title: President, Co-Chairman of the Board
                                      of Directors and Chief Operating Officer
                                      and Secretary

     Date: March 31, 2003
                                       21

I, Edward D. Sherrick, certify that:

1. I have reviewed this annual report on Form 10-K of Bear Island Paper Company, L.L.C. (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects, the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):


     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                      By:      /s/ Edward D. Sherrick
                                         ---------------------------------------
                                      Name: Edward D. Sherrick
                                      Title: Vice President of Finance
                                      and Director of the Board of Directors

     Date: March 31, 2003
                                       22

            INDEX TO FINANCIAL STATEMENTS AND SCHEDULE OF BEAR ISLAND
                              PAPER COMPANY, L.L.C.

          BEAR ISLAND PAPER COMPANY, L.L.C.

          Balance Sheets--December 31, 2002 and 2001

          Statements of Operations--Years ended December 31, 2002, 2001 and 2000

          Statements of Changes in Member's Interest--Years ended December 31, 2002, 2001 and 2000

          Statements of Cash Flows--Years ended December 31, 2002, 2001 and 2000


          Schedule II             Valuation and Qualifying Accounts

         BEAR ISLAND PAPER COMPANY, L.L.C.
         (A Virginia Limited LIABILITY CORPORATION)

         FINANCIAL STATEMENTS

         FOR THE YEARS ENDED DECEMBER 31, 2002
         AND 2001

Report of Independent Accountants




To the Board of Directors and Member of
Bear Island Paper Company, L.L.C.:

In our opinion, the accompanying balance sheets and the related statements of operations, of changes in equity and of cash flows present fairly, in all material respects, the financial position of Bear Island Paper Company, L.L.C. (a Virginia limited liability corporation) (the "Company") at December 31, 2002 and 2001, and the results of its operations and its cash flows for the three years ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The Company is a member of a group of affiliated Companies, and, as discussed in Notes 4 and 7 to the financial statements, the Company had significant related-party transactions with members of the group. Because of these related-party transactions, it is possible that the terms are not the same as those that would result from transactions among wholly unrelated parties.



                                       PRICEWATERHOUSECOOPERS LLP



January 31, 2003, except for Note 11, as to which the date is March 27, 2003

BEAR ISLAND PAPER COMPANY, L.L.C.
(A Virginia Limited Liability Corporation)
BALANCE SHEETS
December 31, 2002 and 2001



                                                                                           December 31,
                                                                           ----------------------------------------
   ASSETS                                                                             2002                 2001

Cash and short-term investments                                                  $    562,173         $    886,300
Accounts receivable:
    Trade, less allowance for doubtful accounts of $67,778 and
        $734,399 in 2002 and 2001, respectively                                    11,671,300            8,026,839
    Affiliates                                                                        381,326              556,430
    Other                                                                             148,698               79,563
Inventories, net                                                                    9,970,721           12,665,519
Other current assets                                                                  967,944              659,848
                                                                           -------------------  -------------------

           Total current assets                                                    23,702,162           22,874,499
                                                                           -------------------  -------------------

Property, plant and equipment, at cost                                            220,840,724          218,595,176
Less accumulated depreciation                                                     (55,498,754)         (43,562,514)
                                                                           -------------------  -------------------

           Net property, plant and equipment                                      165,341,970          175,032,662
                                                                           -------------------  -------------------

Deferred financing costs, net of accumulated amortization of
      $3,251,305 and $2,516,442 in 2002 and 2001, respectively                      4,767,201            5,502,064
                                                                           -------------------  -------------------

                                                                                 $193,811,333         $203,409,225
                                                                           ===================  ===================


                               LIABILITIES

Accounts payable and accrued expenses                                            $  8,627,114         $ 13,573,664
Due to affiliates                                                                   2,108,583              870,179
Interest payable                                                                      947,115              934,005
Debt                                                                                        -           32,444,121
                                                                           -------------------  -------------------

           Total current liabilities                                               11,682,812           47,821,969
                                                                           -------------------  -------------------

Related party debt                                                                  5,000,000                    -
Long-term debt                                                                    140,444,121          100,000,000
                                                                           -------------------  -------------------

                                                                                  145,444,121          100,000,000
                                                                           -------------------  -------------------

                                                                                  157,126,933          147,821,969
                                                                           -------------------  -------------------

   EQUITY

Member's interest                                                                  79,581,074           79,581,074
Accumulated deficit                                                               (42,896,674)         (23,993,818)
                                                                           -------------------  -------------------

           Total member's interest                                                 36,684,400           55,587,256
                                                                           -------------------  -------------------

                                                                                 $193,811,333         $203,409,225
                                                                           ===================  ===================


The accompanying notes are an integral part of the financial statements.

BEAR ISLAND PAPER COMPANY, L.L.C.
(A Virginia Limited Liability Corporation)
STATEMENTS OF OPERATIONS
for the years ended December 31, 2002, 2001 and 2000



                                                                  2002                2001                2000

Sales                                                         $104,491,417        $117,845,511      $ 118,628,761

Cost of sales                                                  109,251,932         108,509,114        103,960,697
                                                         ------------------  ------------------  -----------------

           Gross profit (loss)                                  (4,760,515)          9,336,397         14,668,064

Selling, general and administrative expenses:
    Management fees to affiliate                                   983,549           1,119,872          1,653,218
    Other direct                                                   209,594             965,325            181,974
                                                         ------------------  ------------------  -----------------

           Income (loss) from operations                        (5,953,658)          7,251,200         12,832,872
                                                         ------------------  ------------------  -----------------

Other income (expense):
    Interest income                                                 36,943             103,017            144,346
    Interest expense                                           (12,736,141)        (13,076,428)       (14,192,258)
    Other income (expense)                                        (250,000)                  -             84,337
                                                         ------------------  ------------------  -----------------

                                                               (12,949,198)        (12,973,411)       (13,963,575)
                                                         ------------------  ------------------  -----------------

             Net loss                                         $(18,902,856)       $ (5,722,211)     $  (1,130,703)
                                                         ==================  ==================  =================


The accompanying notes are an integral part of the financial statements.

BEAR ISLAND PAPER COMPANY, L.L.C.
(A Virginia Limited Liability Corporation) STATEMENTS OF CHANGES IN EQUITY for the years ended December 31, 2002, 2001 and 2000


                                                                                   Retained
                                                                                   Earnings
                                                                 Member's        (Accumulated
                                                                 Interest           Deficit)              Total

Balance, December 31, 1999                                      $77,553,705      $ (11,674,715)        $65,878,990

Management fee payable contributed to capital
      by parent                                                     527,369                  -             527,369

Capital contributions                                             1,500,000                  -           1,500,000

Tax distributions to parent                                               -         (3,514,045)         (3,514,045)

Net loss                                                                  -         (1,130,703)         (1,130,703)
                                                           -----------------  -----------------   -----------------

Balance, December 31, 2000                                       79,581,074        (16,319,463)         63,261,611

Tax distributions to parent                                               -         (1,952,144)         (1,952,144)

Net loss                                                                  -         (5,722,211)         (5,722,211)
                                                           -----------------  -----------------   -----------------

Balance, December 31, 2001                                       79,581,074        (23,993,818)         55,587,256

Net loss                                                                  -        (18,902,856)        (18,902,856)
                                                           -----------------  -----------------   -----------------

Balance, December 31, 2002                                      $79,581,074      $ (42,896,674)        $36,684,400
                                                           =================  =================   =================


The accompanying notes are an integral part of the financial statements.

BEAR ISLAND PAPER COMPANY, L.L.C.
(A Virginia Limited Liability Corporation) STATEMENTS OF CASH FLOWS for the years ended December 31, 2002, 2001 and 2000


                                                                           2002              2001              2000

Operating activities:
    Net loss                                                             $(18,902,856)     $ (5,722,211)     $ (1,130,703)
      Adjustments to reconcile net loss to net cash (used in)
           provided by operating activities:
        Depreciation                                                       11,912,484        11,359,628        10,885,622
        Depletion                                                              49,726                 -                 -
        Amortization of deferred financing costs                              734,863           663,602           665,228
        Increase in allowance for obsolescence                                120,425           180,000           116,500
        Loss on disposal/writedown of property, plant and
             equipment                                                        131,584           202,797           160,400
        Changes in operating assets and liabilities:
           Accounts receivable                                             (3,538,492)        5,429,053        (1,731,068)
           Inventories                                                      2,574,373          (194,441)          207,704
           Other current assets                                              (308,096)         (167,826)         (112,587)
           Accounts payable and accrued expenses                           (4,946,550)        4,547,287           192,972
           Due to affiliate                                                 1,238,404           493,151           365,237
           Interest payable                                                    13,110          (100,039)          (10,318)
                                                                      ----------------  ----------------  ----------------

           Net cash (used in) provided by operating activities            (10,921,025)       16,691,001         9,608,987
                                                                      ----------------  ----------------  ----------------

Investing activities:
    Purchases of property, plant and equipment                             (2,403,102)      (13,877,237)       (2,749,942)
    Proceeds from disposition of property, plant and
        equipment                                                                   -                 -            45,450
                                                                      ----------------  ----------------  ----------------

           Net cash used in investing activities                           (2,403,102)      (13,877,237)       (2,704,492)
                                                                      ----------------  ----------------  ----------------

Financing activities:
    Contributions from parent                                                       -                 -         1,500,000
    Tax distributions to parent                                                     -        (1,952,144)       (3,514,045)
    Principal payments on long-term debt                                            -        (6,064,155)      (12,025,000)
    Principal payments on long-term purchase obligations                            -           (93,494)         (164,320)
    Proceeds from issuance of long-term debt                                8,000,000         5,500,000         7,000,000
    Proceeds from subordinated intercompany note                            5,000,000                 -                 -
                                                                      ----------------  ----------------  ----------------

           Net cash provided by (used in) financing activities             13,000,000        (2,609,793)       (7,203,365)
                                                                      ----------------  ----------------  ----------------

           Net increase (decrease) in cash and short-term
               investments                                                   (324,127)          203,971          (298,870)

Cash and short-term investments, beginning of period                          886,300           682,329           981,199
                                                                      ----------------  ----------------  ----------------

             Cash and short-term investments, end of period              $    562,173      $    886,300      $    682,329
                                                                      ================  ================  ================


Supplemental disclosures of cash flow information:
    Cash paid for interest                                               $ 11,924,501      $ 12,512,865      $ 13,537,348
                                                                      ================  ================  ================

    Management fee payable contributed to capital by parent              $          -      $          -      $    527,369
                                                                      ================  ================  ================

The accompanying notes are an integral part of the financial statements.
                                                             5

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



2.     Business Conditions and Liquidity:

       As shown in the accompanying comparative statements of operations and balance sheets, the Company incurred net losses of $18,902,856, $5,722,211 and $1,130,703 for the years ended December 31, 2002, 2001 and
       2000, respectively, and had an accumulated deficit of $42,896,674 at December 31, 2002. The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

       At December 31, 2001, the Company was not in compliance with certain financial debt covenants. As a result, some debts previously reported as long-term were reclassified as current.

       At December 31, 2002, the Company had approximately $1.3 million in available borrowings under its Revolving Credit Facility (see Note 7) to fund cash requirements. In addition, Brant-Allen has guaranteed to provide up to $10 million of additional funding to the Company in the form of additional subordinated noninterest bearing intercompany notes should it be needed. In partial support of this commitment, Brant-Allen has placed $5 million in an escrow account (see Note 7). The Company also has the ability to access approximately $7 million of additional capital equipment financing through the use of certain leasing options. Based on current market conditions, management anticipates being able to meet liquidity requirements for 2003; however, there exists a range of reasonably possible outcomes which could significantly impact their ability to achieve the aforementioned.


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

       Inventories: Finished goods and raw materials inventories are valued at the lower of cost or market, with cost determined on the first-in, first-out ("FIFO") basis. Stores inventories are valued at the lower of average cost or market and are shown net of an allowance for obsolescence at December 31, 2002 and 2001 of approximately $1,225,679 and $1,105,254, respectively.

       Property, Plant and Equipment: The costs of major renewals and betterments are capitalized while the costs of maintenance and repairs are charged to income as incurred. When properties are sold or retired, their cost and the related accumulated depreciation or depletion are eliminated from the accounts and the gain or loss is reflected in income. The Company capitalizes interest costs as part of the cost of constructing significant assets. There were no capitalized interest costs during the years ended December 31, 2002 or 2001.

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

       Shipping and Handling Expenses: Costs incurred for shipping and handling expenses for the year ended December 31, 2002, 2001 and 2000 of $6.1 million, $5.9 million and $6 million, respectively, are included in the cost of sales in the Statement of Operations.

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

       Derivatives: The Company records all derivative instruments on the balance sheet as assets or liabilities, measured at fair market value. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company did not utilize any derivative instruments during 2002 or 2001.

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

       In 2001, the Company recorded a $0.6 million bad debt writeoff included in other direct selling, general and administrative expenses on the statements of operations.

       The Company has five customers whose sales represent a significant portion of sales. Sales to one of these customers approximated 21%, 11% and 9% for the years ended December 31, 2002, 2001 and 2000, respectively. Sales to a second customer approximated 10%, 16% and 13% for the years ended December 31, 2002, 2001 and 2000, respectively.

       Sales to a third customer approximated 22%, 16% and 19% for the years ended December 31, 2002, 2001 and 2000, respectively. Sales to a fourth customer approximated 9%, 14% and 20% for the years ended December 31, 2002, 2001 and 2000, respectively. Sales to a fifth customer approximated 16%, 14% and 17% for the years ended December 31, 2002, 2001 and 2000, respectively.

       Newsprint Sales, the sales division of Brant-Allen, has entered into certain supply contracts, as amended, (the "Supply Contracts") with two customers. Under the terms of the Supply Contracts, as amended, Newsprint Sales is required to provide to these customers certain fixed volumes of newsprint at prices determined annually, through December 31, 2004.

       New Accounting Standards: In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Statement 4 required all gains and losses from extinguishment of debt to be aggregated and, if material, be classified as an extraordinary item, net of related income tax effect. Under SFAS 145, the criteria in APB Opinion 30 will now be used to classify those gains and losses. The Company will adopt SFAS 145 as of the beginning of fiscal year 2003, and does not expect it to have a material impact on its financial statements.

       In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under EITF Issue 94-3, a liability for an exit activity was recognized at the date of an entity's commitment to an exit plan. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, and is not expected to have a material impact on the Company's financial statements.

       In November 2002, the FASB approved FASB Interpretation No. ("FIN") 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. FIN 45 is effective on a prospective basis to guarantees issued or modified after December 31, 2002.

       The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We have adopted the disclosures of this interpretation as of December 31, 2002, and it did not have a material impact on the Company's financial statements.

 4.    Related-Party Transactions:

       All sales and related collections are made by Newsprint Sales, a division of Brant-Allen on behalf of the Company. Brant-Allen provides similar sales and collection activities for F.F. Soucy, Inc. ("Soucy, Inc."), an affiliated Canadian newsprint company 100% owned by Brant-Allen. As part of the Term Loan and Revolving Loans (see Note 7), Brant-Allen entered into a cash collateral agreement on December 1, 1997 (the "Collateral Agreement"). The Collateral Agreement requires that collections of the Company's receivables by Newsprint Sales be remitted to the Company within two days of receipt.

       The Company received payments of approximately $174,500, $0 and $186,200 from Brant-Allen as reimbursement for expenses incurred on behalf of Brant-Allen during the years ended December 31, 2002, 2001 and 2000, respectively. Additionally, the Company received payments of approximately $82,900, $101,900 and $101,800 from Soucy, Inc. for expenses incurred on behalf of Soucy, Inc. during the years ended December 31, 2002, 2001 and 2000, respectively.

       In 2002, the Company sold cull inventory to Soucy, Inc. for $316,000.

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

       The Company charged Bear Island Timberlands Company L.L.C.
       ("Timberlands"), an affiliated company owned 100% by Brant-Allen, for certain administrative and other expenses. These charges approximated $8,000, $16,000 and $170,000 during the years ended December 31, 2002, 2001 and 2000, respectively.

       The Company's receivables and payables with their affiliates were as follows:

                                                       December 31,
                                             -------------------------------
                                                  2002              2001

    Due to Brant-Allen                       $ (1,466,751)       $ (508,773)
    Due from Newsprint Sales                      370,266           530,039
    Due from Soucy, Inc. and Partners              11,060             7,604
    Due from (to) Soucy, Inc.                    (288,630)           18,787
    Due to Timberlands                           (353,202)         (361,406)

 5.    Inventories:

       Inventories, net consisted of:

                                                     December 31,
                                          ----------------------------------
                                                  2002              2001

    Raw materials                              $1,749,443       $ 2,153,044
    Stores                                      6,680,087         7,686,207
    Finished goods                              1,541,191         2,826,268
                                          ----------------  ----------------

                                               $9,970,721       $12,665,519
                                          ================  ================


 6.   Property, Plant and Equipment:

      Property, plant and equipment is stated at cost and consists of the following:

                                                    December 31,
                                        ------------------------------------
                                               2002                2001

    Land                                   $  1,548,847        $  1,548,847
    Timberlands                               1,568,972           1,568,972
    Building                                 28,412,280          28,412,280
    Machinery and equipment                 183,818,690         183,281,817
    Construction in progress                  5,491,935           3,783,260
                                        ----------------   -----------------

                                            220,840,724         218,595,176
    Less accumulated depreciation
       and depletion                        (55,498,754)        (43,562,514)
                                        ----------------   -----------------

               Total                       $165,341,970        $175,032,662
                                        ================   =================



      During the years ended December 31, 2000, the Company recorded charges for net losses of $160,400 to record a write-down and disposal of certain operating assets in connection with increasing the capacity of its recycling facilities. The charges are included in cost of sales in the accompanying statements of operations.


7.    Long-Term Debt:

      Long-term debt consisted of:

                                                                                           December 31,
                                                                                 -----------------------------------
                                                                                      2002               2001

    Senior Secured Notes bearing interest at 10% (interest payable
        semi-annually commenced June 1, 1998); due 2007                             $100,000,000       $100,000,000

    TermLoan Facility bearing interest at LIBOR plus 3.25% effective May 29,
        2002. Prior to the increase, the interest rate was LIBOR plus 3%
        (weighted average rate of 4.68% and 5.02% at December 31, 2002 and 2001, respectively);
        remaining balance due December 31, 2005                                       17,444,121         17,444,121

    $25 million Revolving Credit Facility bearing interest at (i) LIBOR plus 3%
        effective May 29, 2002. Prior to May 29, 2002, the interest rate was
        LIBOR plus 2.75% (weighted average rate of 4.89% and 7.02% for the years ended December 31, 2002 and 2001, respectively) for $20,000,000 and
        $15,000,000 of borrowings at December 31, 2002 and 2001, respectively, with interest due monthly; and (ii) prime plus 2.25% (weighted average rate of 6.404% for the year ended December 31, 2002, respectively) for
        $3,000,000 of borrowings at December 31, 2002, with interest due quarterly; due December 31, 2003. As of December 31, 2001, interest was prime plus 1.75% (weighted average rate of 9.8%, with interest due quarterly);
        due January 5, 2004 (see Note 11).                                            23,000,000         15,000,000

    Subordinated intercompany note; non-interest bearing; due
        December 2, 2007                                                               5,000,000                  -
                                                                                 ----------------  -----------------

                                                                                     145,444,121        132,444,121
    Less amounts classified as current                                                         -         32,444,121
                                                                                 ----------------  -----------------

               Total long-term debt                                                 $145,444,121       $100,000,000
                                                                                 ================  =================

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

      The Notes are redeemable, together with accrued interest, at the option of the Company, in whole or in part, at any time on or after December 1, 2003, with sufficient notice at the redemption prices set forth below calculated beginning on December 1 of the years indicated:

                                                  Redemption
                            Year                     Price

                            2003                    103.333%
                            2004                    101.667
                    2005 and thereafter             100.000

      The Term Loan and Revolving Loan are redeemable at the option of the Company, in whole or in part, at any time without premium or penalty upon irrevocable notice delivered to the administrative agent. Elective partial prepayments on the Term Loan or Revolving Loan shall be in an aggregate principal amount of $5,000,000 or a whole multiple thereof. Prepayment of the Term Loan and Revolving Loan is required to the extent of any excess cash flow ("ECF"), as computed on the ECF date.
      The Notes are collateralized by (i) a second priority security interest in all real property of the Company and all personal property of the Company, to the extent such personal property is assignable, and (ii) a second priority security interest in 100% of the membership interests in Timberlands. The Term Loan and Revolving Loan are partly collateralized by
      (i) a first priority security interest in a substantial portion of the assets of the Company and (ii) a first priority security interest in 100% of Brant-Allen's membership interest in Timberlands.
      The most restrictive covenants of the Notes, Term Loan and Revolving Loan state that the Company has a limitation on incurring additional indebtedness, making restricted payments, creating, incurring or assuming any liens, making sales of capital stock of subsidiaries, transactions with affiliates, and sale of assets. Furthermore under the Notes, the Company is not permitted to pay management fees to Brant-Allen in excess of 3% of the Company's net sales. Only one-third of this payment may be in cash. Effective April 1, 2000 the Notes were amended to reduce the management fees payable to Brant-Allen to 1% of the Company's net sales of which 100% is payable in cash.
      In 2002 certain financial covenants were modified by the lenders in a second amendment to the Indenture Agreements and past defaults were permanently waived. In addition, Brant-Allen guaranteed to provide up to $10 million of additional funding to the Company in the form of additional subordinated noninterest bearing intercompany notes should it be needed. In partial support of this commitment, Brant-Allen has placed $5 million in an escrow account.
      The fair values of the Term Loan and Revolving Loan approximate carrying values at December 31, 2002 and 2001. The fair value of the Notes was $85,000,000 and $95,000,000 at December 31, 2002 and 2001, respectively.

      Maturities on long-term debt for the three years after 2003 are approximately as follows: 2004 - $23,000,000; 2005 - $17,444,121; 2006 -
      $0; and thereafter - $105,000,000. As disclosed above, the Company's $100 million Senior Notes become payable in 2007. The Company does not anticipate being able to repay these notes from operating cash flows and intends to refinance these Notes prior to their maturity.

      The Company obtained a $5 million subordinated note from Brant-Allen on May 31, 2002. The note is non-interest bearing and is payable in 2007. No prepayments are allowed unless approved by other creditors.



8.    Letters of Credit:

      In accordance with requirements of the Virginia Department of Environmental Quality, the Company has outstanding irrevocable standby letters of credit of $627,000 and $74,000 to cover potential closure and post-closure costs associated with the Company's landfills. Refer to note 10 for further information regarding the environmental liabilities.

9.    Employee Benefit Plans:

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

      The Company's expense for both plans approximated $992,000, $1,156,000 and $1,097,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

      Prior to July 1, 2001, the Company was self-insured for employee medical, dental and disability claims up to $50,000 per claim per year. The Company provided an accrual of approximately $0 and $20,000 for claims incurred but not reported at December 31, 2002 and 2001, respectively. The Company became fully insured for employee medical, dental and disability claims starting July 1, 2001.

10.    Contingencies and Commitments:

       Environmental: The Company purchased a landfill in 1997, which is no longer active. However, the Company is required to monitor groundwater to ensure there is no leeching into the nearby water supply. The Company is required to continue monitoring through the end of 2003 at which point if there has been no leeching, the Company will not have any additional expenses for the landfill. The Company had approximately $300,000 and $305,000 accrued for landfill liabilities at December 31, 2002 and 2001, respectively.

       Other expenses: The Company had a fire in its recycling facility in December 2002. As of December 31, 2002, the insurance deductible of $250,000 was expensed under other expense on the Statement of Operations and costs of $111,000 were deferred on the balance sheet to be offset against insurance proceeds when received.

       Guarantees and indemnifications: In the ordinary course of business, the Company enters into agreements for the supply of goods or services to customers that provide warranties to the customer on one or more of the following: (i) the quality of the goods and services supplied by the Company; (ii) the performance of the goods supplied by the Company; and
       (iii) the Company's compliance with certain specifications and applicable laws and regulations in supplying the goods and services. Liability under such warranties often are limited to a maximum amount, by the extent of the liability, or by the time period within which a claim must be asserted. The Company's warranty obligations under such supply agreements are immaterial.

       In the ordinary course of business, the Company may enter into service agreements with service providers in which it agrees to indemnify the service provider against certain losses and liabilities arising from the service provider's performance of the agreement. Generally, such indemnification obligations do not apply in situations in which the service provider is grossly negligent, engages in wilful misconduct, or acts in bad faith. The Company's liability under such service agreements is immaterial.



11.   Subsequent Event:

      On March 27, 2003, the Company amended the Revolving Credit Facility to extend the due date to January 4, 2004. As a result, the debt was reclassified to long-term as of December 31, 2002.

                                                                                                              SCHEDULE II
                                             VALUATION AND QUALIFYING ACCOUNTS
                                             BEAR ISLAND PAPER COMPANY, L.L.C.
                                                       (IN THOUSANDS)

                                                                                ADDITIONS
                                                                 ---------------------------------------

                                                  BALANCE AT     CHARGED TO     CHARGED TO
                                                 BEGINNING OF    COSTS AND        OTHER                        BALANCE AT
DESCRIPTION                                         PERIOD        EXPENSES       ACCOUNTS     DEDUCTIONS     END OF PERIOD
-----------                                         ------        --------       --------     ----------     -------------
YEAR ENDED DECEMBER 31, 2002

ALLOWANCE FOR DOUBTFUL ACCOUNTS
(DEDUCTED FROM ACCOUNTS RECEIVABLE)                   $734              -              -         ($666)a            $68

ALLOWANCE FOR STORES OBSOLESCENCE
(DEDUCTED FROM STORES INVENTORY)                    $1,105           $121              -             -           $1,226
                                                 ----------     ----------     ----------     ---------        ---------

                                                    $1,839           $121              -         ($666)          $1,294
                                                 ==========     ==========     ==========     =========        =========


RESERVE FOR CAPPING OF LANDFILL                       $305              -              -           ($6)b           $299

RESERVE FOR WORKMAN'S COMPENSATION CLAIMS              $20              -              -          ($10)d            $10
                                                 ----------     ----------     ----------     ---------        ---------

                                                      $325              -              -          ($16)            $309
                                                 ==========     ==========     ==========     =========        =========



YEAR ENDED DECEMBER 31, 2001

ALLOWANCE FOR DOUBTFUL ACCOUNTS
(DEDUCTED FROM ACCOUNTS RECEIVABLE)                    $68           $666              -             -             $734

ALLOWANCE FOR STORES OBSOLESCENCE
(DEDUCTED FROM STORES INVENTORY)                      $925           $180              -             -           $1,105
                                                 ----------     ----------     ----------     ---------        ---------

                                                      $993           $846              -             -           $1,839
                                                 ==========     ==========     ==========     =========        =========


RESERVE FOR CAPPING OF LANDFILL                       $535              -              -         ($230)c           $305

RESERVE FOR WORKMAN'S COMPENSATION CLAIMS              $20              -              -             -              $20
                                                 ----------     ----------     ----------     ---------        ---------

                                                      $555              -              -         ($230)            $325
                                                 ==========     ==========     ==========     =========        =========



YEAR ENDED DECEMBER 31, 2000

ALLOWANCE FOR DOUBTFUL ACCOUNTS
(DEDUCTED FROM ACCOUNTS RECEIVABLE)                    $68              -              -             -              $68

ALLOWANCE FOR STORES OBSOLESCENCE
(DEDUCTED FROM STORES INVENTORY)                      $809           $116              -             -             $925
                                                 ----------     ----------     ----------     ---------        ---------

                                                      $877           $116              -             -             $993
                                                 ==========     ==========     ==========     =========        =========


RESERVE FOR CAPPING OF LANDFILL                       $555              -              -          ($20)b           $535

RESERVE FOR WORKMAN'S COMPENSATION CLAIMS              $20              -              -             -              $20
                                                 ----------     ----------     ----------     ---------        ---------

                                                      $575              -              -          ($20)            $555
                                                 ==========     ==========     ==========     =========        =========

a) WRITE OFF OF ACCOUNTS RECEIVABLE
b) PAYMENTS FOR CAPPING AND MAINTENANCE OF LANDFILL CELLS
c) REDUCTION TO RESERVE FOR CAPPING AND MAINTENANCE OF LANDFILL CELLS
d) REDUCTION TO WORKMAN'S COMPENSATION CLAIMS