Form 10-Q
period 2003-03-31
BEAR ISLAND PAPER CO LLC
filed 2003-05-14
CIK 1051249

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

         (Mark One)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003

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

                        BEAR ISLAND PAPER COMPANY, L.L.C.
                                      INDEX


                                                                         Page(s)
 Part I.  Financial Information

     Item 1

       Condensed Balance Sheets                                              1

       Condensed Statements of Operations                                    2

       Condensed Statements of Cash Flows                                    3

       Notes to Condensed Financial Statements                               4


     Item 2

       Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 6


     Item 4

       Controls and Procedures                                               8

 Part II.  Other Information

     Item 5.  Other Information                                              9

     Item 6.  Exhibits and Reports on Form 8-K                               9


 Signatures                                                                 10

 Certifications                                                             11

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED FINANCIAL STATEMENTS
                                    BEAR ISLAND PAPER COMPANY, L.L.C.
                                        CONDENSED BALANCE SHEETS



                                                                      March 31,          December 31,
                                               ASSETS                   2003                2002
                                                                   ----------------   -----------------
                                                                      (Unaudited)
 Current assets:
     Cash and short-term investments                               $     2,760,287    $        562,173
     Accounts receivable, net                                           10,863,928          12,201,324
     Inventories, net                                                   10,603,691           9,970,721
     Other current assets                                                  582,200             967,944
                                                                   ----------------   -----------------

             Total current assets                                       24,810,106          23,702,162

 Property, plant and equipment, at cost                                221,539,480         220,840,724
 Less accumulated depreciation                                         (58,571,103)        (55,498,754)
                                                                   ----------------   -----------------

             Net property, plant and equipment                         162,968,377         165,341,970
                                                                   ----------------   -----------------

 Deferred financing costs, net                                           4,585,104           4,767,201
                                                                   ----------------   -----------------

               Total assets                                        $   192,363,587    $    193,811,333
                                                                   ================   =================


                                    LIABILITIES AND MEMBER'S EQUITY

 Current liabilities:
     Accounts payable and accrued liabilities                      $    11,899,836    $     10,735,697
     Accrued interest payable                                            3,477,915             947,115
     Current maturity of long-term debt                                 23,000,000               -
                                                                   ----------------   -----------------

               Total current liabilities                                38,377,751          11,682,812

 Long-term debt                                                        122,444,121         145,444,121
                                                                   ----------------   -----------------

               Total liabilities                                       160,821,872         157,126,933
                                                                   ----------------   -----------------

 Member's equity:
     Contributed capital                                                79,581,074          79,581,074
     Accumulated deficit                                               (48,039,359)        (42,896,674)
                                                                   ----------------   -----------------

             Total member's equity                                      31,541,715          36,684,400
                                                                   ----------------   -----------------

               Total liabilities and member's equity               $   192,363,587    $    193,811,333
                                                                   ================   =================
 See accompanying notes to the condensed financial statements.


                                  BEAR ISLAND PAPER COMPANY, L.L.C.
                                 CONDENSED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)




                                                                   Three months ended March 31,
                                                                -----------------------------------
                                                                       2003                2002

 Net sales                                                      $   25,084,638     $    24,896,117
 Cost of sales                                                     (26,807,656)        (26,931,811)
                                                                ---------------    ----------------

             Gross loss                                             (1,723,018)         (2,035,694)

 Selling, general and administrative expenses:

     Management fees to Brant-Allen                                   (235,434)           (234,231)
     Other direct                                                      (40,072)            (69,316)
                                                                ---------------    ----------------

               Loss from operations                                 (1,998,524)         (2,339,241)

 Other income (expense):
     Interest expense                                               (3,147,649)         (3,118,768)
     Interest income                                                     3,488               2,606
                                                                ---------------    ----------------

               Net loss                                         $   (5,142,685)    $    (5,455,403)
                                                                ===============    ================

 See accompanying notes to the condensed financial statements.



                          BEAR ISLAND PAPER COMPANY, L.L.C.
                         CONDENSED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)




                                                    Three months ended March 31,
                                                -----------------------------------
                                                        2003               2002
 Operating activities:
     Net loss                                   $    (5,142,685)    $   (5,455,403)
     Adjustments to reconcile net loss
           to net cash (used) provided by
           operating activities:
       Depreciation                                   3,072,349          2,967,720
       Amortization of deferred financing
         costs                                          182,097            168,402
     Changes in current assets and liabilities:
       Accounts receivable                            1,337,396         (1,081,569)
       Inventories                                     (632,970)          (118,098)
       Other current assets                             385,744            339,017
       Accounts payable and accrued
         liabilities                                  1,164,139         (3,534,098)
       Accrued interest payable                       2,530,800          2,527,485
                                                ----------------   ----------------

             Net cash (used) provided by
                     operating activities             2,896,870         (4,186,544)
                                                ----------------   ----------------

 Investing activities:
     Purchases of property, plant and
           equipment                                   (698,756)          (552,835)
                                                ----------------   ----------------

             Net cash used in investing
                   activities                          (698,756)          (552,835)
                                                ----------------   ----------------

 Financing activities:
     Proceeds from issuance of long-term
           debt                                           -               5,000,000
                                                ----------------   ----------------

             Net cash provided by
                   financing activities                   -              5,000,000
                                                ----------------   ----------------

             Net increase in cash                     2,198,114            260,621

 Cash and short-term investments, beginning
       of period                                        562,173            886,300
                                               -----------------  -----------------

               Cash and short-term
                     investments, end of
                     period                     $     2,760,287    $     1,146,921
                                                ================   ================

 See accompanying notes to the condensed financial statements.

                        BEAR ISLAND PAPER COMPANY, L.L.C.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. In the opinion of management, the accompanying condensed financial statements of Bear Island Paper Company, L.L.C. (the "Company") contain all adjustments necessary to present fairly, in all material respects, the Company's financial position as of March 31, 2003 and December 31, 2002 and the Company's condensed results of operations and cash flows for the three-month periods ended March 31, 2003 and 2002. All adjustments are of a normal and recurring nature. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2002 Form 10K filed on March 31, 2003. The December 31, 2002 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     The results of operations for the three-month period ended March 31, 2003 should not be regarded as necessarily indicative of the results that may be expected for the entire year.


2. The Company incurred net losses of $5,142,685 and $18,902,856 for the quarter ended March 31, 2003 and year ended December 31, 2002, respectively, and had an accumulated deficit of $48,039,359 at March 31, 2003. Management also anticipates a loss for the year ending December 31, 2003. While current market conditions have resulted in extreme financial constraints the Company anticipates that cash provided from operations in the future, combined with borrowings under the Company's 6-year Senior Secured Reducing Revolving Credit Facility (the "Revolving Credit Facility") and Brant-Allen Industries, Inc.'s ("Brant-Allen") guarantee to provide up to an additional $10.0 million of subordinated loans (the Brant-Allen Guarantee") as needed will be sufficient to pay its operating expenses, satisfy debt-service obligations and fund capital expenditures. The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     At March 31, 2003, the Company had the ability to access approximately $7.0 million of additional capital equipment financing through the use of certain leasing options. At March 31, 2003 there was $1.3 million available in unused borrowing capacity available under the Revolving Credit Facility and up to $10.0 million was available under the Brant-Allen Guarantee. The Revolving Credit Facility expires on January 4, 2004. The Company expects to renegotiate this facility prior to its expiration. Based on current market conditions, management anticipates being able to meet liquidity requirements for 2003; however, there exists a range of reasonably possible outcomes, which could significantly impact their ability to achieve the aforementioned.


3. The Company is a wholly owned subsidiary of Brant-Allen, a Delaware corporation.

     A component of selling, general and administrative expenses as shown on the statements of operations includes aggregate management fees charged by Brant-Allen. The management fees payable to Brant-Allen are calculated pursuant to a management services agreement and constitute 1% of the Company's net sales less freight, of which 100% is payable in cash.

     There are also certain restrictions on distributions paid to Brant-Allen. Distributions are allowed for a portion of profits in excess of certain amounts.

4. In January 2003, the FASB issued Interpretation No. ("FIN") 46, Consolidation of Variable Interest Entities. Fin 46 addresses when a company should include in its financial statements the assets, liabilities and activities of a variable interest entity. It defines variable interest entities as those entities with a business purpose that either doesn't have any equity investors with voting rights, or has equity investors that don't provide sufficient financial resources for the entity to support its activities. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN 46 consolidation requirements are effective for all variable interest entities created after January 31, 2003 and to pre-existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements are effective for financial statements after January 31, 2003. The Company adopted FIN 46 as of the end of the first quarter of 2003, and it did not have a material impact on the Company's financial statements.

                        BEAR ISLAND PAPER COMPANY, L.L.C.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5. No provision for income taxes is required in the financial statements since each owner of the parent Company is individually liable for any income tax that may be payable on the Company's taxable income.


6. Finished goods and raw materials inventories are valued at the lower of cost or market, with cost determined on the first-in, first-out ("FIFO") basis. Stores inventories are valued at the lower of average cost or market.

     Inventories consisted of:

                                     March 31, 2003       December 31, 2002
                                     ---------------      -----------------

          Raw materials              $    1,729,990       $      1,749,443
          Stores                          6,809,220              6,680,087
          Finished goods                  2,064,481              1,541,191
                                     ---------------      -----------------
                                     $   10,603,691       $      9,970,721
                                     ===============      =================


7. The Company has a purchase commitment, made in the ordinary course of business, to purchase $4.2 million of manufacturing equipment from a vendor. Through March 31, 2003, the Company has paid $2.1 million of the total due under the commitment, with the remainder due as follows: $1.5 million in 2003 and $0.6 million in 2004. The purchase commitment is guaranteed by Brant-Allen.


8.   Long-term debt consisted of:

                                              March 31, 2003   December 31, 2002
                                             ----------------  -----------------

     Senior Secured Notes                    $   100,000,000   $    100,000,000

     Term Loan Facility                           17,444,121         17,444,121

     Revolving Credit Facility (a)                23,000,000         23,000,000

     Subordinated Intercompany Note                5,000,000          5,000,000
                                             ----------------  -----------------
                                                 145,444,121        145,444,121
     Less current portion                         23,000,000             -
                                             ----------------  -----------------
                  Total long-term debt       $   122,444,121   $    145,444,121
                                             ================  =================

     (a) The Revolving Credit Facility expires on January 4, 2004. The Company expects to renegotiate this facility prior to its expiration.

9. The Company's receivables and payables with their affiliates were as follows:


                                              March 31, 2003   December 31, 2002
                                             ----------------  -----------------

     Due to Brant-Allen                      $    (1,699,417)  $    (1,466,751)
     Due from Newsprint Sales                        514,694           370,266
     Due from F.F. Soucy, Inc. and Partners           29,706            11,060
     Due to F.F. Soucy, Inc.                        (280,639)         (288,630)
     Due to Timberlands                             (352,922)         (353,202)

ITEM 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors affecting the results of operations of the Company during the periods included in the accompanying condensed statements of operations and the changes in the Company's financial condition since December 31, 2002.

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


THREE MONTHS ENDED MARCH 31, 2003, COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Net sales increased by $0.2 million, or 0.8%, to $25.1 million in the first quarter of 2003, from $24.9 million in the first quarter of 2002. This increase was attributable to a 0.9% increase in the average net selling price of the Company's products on sales volumes that remained fairly constant. Sales volumes for the first quarter of 2003 were approximately 55,780 metric tons ("tonnes") compared to approximately 55,830 tonnes in the first quarter of 2002. The Company's net selling price for newsprint increased to an average of $450 per tonne in the first quarter of 2003 from an average of $446 per tonne in the first quarter of 2002.

Cost of sales decreased by $0.1 million, or 0.4%, to $26.8 million in the first quarter of 2003 from $26.9 million in the first quarter of 2002. Total unit manufacturing costs for the first quarter of 2003 on a per ton basis were comparable to the same period in 2002. On a per ton manufacturing cost basis, the cost of ONP increased by 2.4% which was entirely offset by a 2.4% decrease in the cost of power and chemicals during the first quarter of 2003 compared to the first quarter of 2002. Cost of sales as a percentage of net sales decreased to 106.8% in the first quarter of 2003, from 108.0% in the first quarter of 2002, due to the increase in newsprint selling prices in the first quarter of 2003 as noted above.

The Company's selling, general and administrative expenses remained constant at $0.3 million in the first quarter of 2003 and in the first quarter of 2002.

As a result of the above factors, loss from operations decreased by $0.3 million to a loss of $2.0 million in the first quarter of 2003 from a loss of $2.3 million in the first quarter of 2002.

The Company's interest expense remained constant at $3.1 million in the first quarter of 2003 and the first quarter of 2002. The $3.0 million increase in the Revolving Credit Facility was offset by decreases in interest rates.

As a result of the above factors, the Company reported a net loss of $5.1 million in the first quarter of 2003 compared to net loss of $5.4 million in the first quarter of 2002.

Liquidity and Capital Resources.

The Company's principal liquidity requirements have been for working capital, capital expenditures and debt service under the Company's loan agreements. These requirements have been met through cash flows from operations and/or loans under the Company's Revolving Credit Facility and through subordinated loans from Brant-Allen.

The Company's cash and short-term investments at March 31, 2003 were $2.8 million, representing an increase of $2.2 million from $0.6 million at December 31, 2002. Net cash provided by operating activities was $2.9 million for the first quarter of 2003 compared to cash used by operating activities of $4.2 million in the first quarter of 2002. No cash was provided in financing activities in the first quarter of 2003 compared to $5.0 million in the first quarter of 2002 and cash used in investing activities in the first quarter of 2003 was $0.7 million compared to $0.6 million for the first quarter of 2002. In total, $0.7 million was used to cover capital expenditures.

In the first quarter 2003, the Company's cash provided by (used in) operating activities increased by $7.1 million to $2.9 million provided by operations, from cash used by operations of ($4.2) million in the first quarter 2002, primarily due to a increase in cash flow resulting from a decrease in the Company's working capital.

The Company made capital expenditures of $0.7 million and $0.6 million in the first quarter of 2003 and the first quarter of 2002, respectively, in connection with upgrading and maintaining its manufacturing facility. Management anticipates that the Company's total capital expenditures for the balance of 2003 and 2004 will primarily relate to existing capital projects in progress and maintenance of its newsprint facilities including the forecasted third quarter of 2003 installation of a new head box on the Company's paper machine at an estimated cost of $5.6 million. In connection therewith, the Company has a purchase commitment, made in the ordinary course of business, to purchase $4.2 million of manufacturing equipment from a vendor. Through March 31, 2003, the Company has paid $2.1 million of the total due under the commitment, with the remainder due as follows: $1.5 million in 2003 and $0.6 million in 2004. The purchase commitment is guaranteed by Brant-Allen.

At March 31, 2003, the Company had approximately $145.4 million of indebtedness, consisting of borrowings of $23.0 million under the Revolving Credit Facility, $17.4 million under the Term Loan Facility, $5.0 million under a Subordinated intercomany note and $100 million under the Notes. At March 31, 2003 there was $1.3 million available under the Revolving Credit Facility and up to $10.0 million available under the Brant-Allen Guarantee. The Revolving Credit Facility expires on January 4, 2004. The Company expects to renegotiate this facility prior to its expiration.

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

PART II.  OTHER INFORMATION
ITEM 5.  OTHER INFORMATION

Effective April 25, 2003, Michael Conroy resigned from the Board of Directors and he was replaced by Thomas M. Geiger.

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



                                       BEAR ISLAND PAPER COMPANY, L.L.C.



                                       By:  /s/ Peter M. Brant
                                       Peter M. Brant
                                       President, Chairman of the Board and
                                                    Chief Executive Officer



                                       By:  /s/ Edward D. Sherrick
                                       Edward D. Sherrick
                                       Vice President of Finance
                                       (Principal Financial Officer and
                                           Chief Accounting Officer)



Dated May 12, 2003

                                 CERTIFICATIONS


In connection with the Quarterly Report of Bear Island Paper Company LLC (the "Company") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, I, Peter M. Brant, Chief Executive Officer of the Company, certify that:

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



                                  By:  /s/ Peter M. Brant
                                  Peter M. Brant
                                  Chief Executive Officer
                                  May 12, 2003

                                 CERTIFICATIONS



In connection with the Quarterly Report of Bear Island Paper Company LLC (the "Company") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, I, Edward D. Sherrick, Vice President of Finance (Chief Financial Officer of the Company), certify that:

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



                                  By:  /s/ Edward D. Sherrick
                                  Edward D. Sherrick
                                  Vice President of Finance
                                  (Chief Financial Officer)
                                  May 12, 2003