Form 10-Q
period 2003-06-30
BEAR ISLAND PAPER CO LLC
filed 2003-08-14
CIK 1051249

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

BEAR ISLAND PAPER COMPANY, L.L.C.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

BEAR ISLAND PAPER COMPANY, L.L.C.

CONDENSED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS

Current assets:
Cash and short-term investments	$1,822,369	$562,173
Accounts receivable, net	11,497,038	12,201,324
Inventories, net	10,715,613	9,970,721
Other current assets	568,976	967,944

Total current assets	24,603,996	23,702,162

Property, plant and equipment	222,837,857	220,840,724
Less accumulated depreciation	(61,636,311)	(55,498,754)

Net property, plant and equipment	161,201,546	165,341,970

Deferred financing costs	4,418,007	4,767,201

Total assets	$190,223,549	$193,811,333

LIABILITIES AND MEMBER’S EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$12,908,341	$10,735,697
Accrued interest payable	1,302,947	947,115
Debt	24,000,000	—

Total current liabilities	38,211,288	11,682,812

Brant-Allen subordinated note	6,300,000	5,000,000

Long-term debt	117,444,121	140,444,121

Total liabilities	161,955,409	157,126,933

Member’s equity:
Contributed capital	79,581,074	79,581,074
Accumulated deficit	(51,312,934)	(42,896,674)

Total member’s equity	28,268,140	36,684,400

Total liabilities and member’s equity	$190,223,549	$193,811,333

See accompanying notes to the condensed financial statements.

BEAR ISLAND PAPER COMPANY, L.L.C.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net sales	$26,553,178	$26,902,214	$51,637,816	$51,798,331
Cost of sales	26,645,036	28,312,884	53,452,692	55,244,695

Gross profit (loss)	(91,858)	(1,410,670)	(1,814,876)	(3,446,364)

Selling, general and administrative expenses:

Management fees to Brant-Allen	(249,382)	(253,342)	(484,816)	(487,573)
Other	(27,868)	(15,009)	(67,940)	(84,325)

Income (loss) from operations	(369,108)	(1,679,021)	(2,367,632)	(4,018,262)

Other income (deductions):
Interest expense	(3,619,400)	(3,199,000)	(6,767,049)	(6,317,768)
Other income	714,933	11,423	718,421	14,029

Net income (loss)	$(3,273,575)	$(4,866,598)	$(8,416,260)	$(10,322,001)

See accompanying notes to the condensed financial statements.

BEAR ISLAND PAPER COMPANY, L.L.C.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2003	2002
Operating activities:
Net income (loss)	$(8,416,260)	$(10,322,001)
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Depreciation and depletion	6,150,658	5,935,440
Amortization of deferred financing costs	349,194	368,095
Gain on disposal of property, plant And equipment	(1,600)	—
Changes in current assets and liabilities:
Accounts receivable	704,286	(822,389)
Inventory	(744,892)	2,156,482
Other current assets	398,968	293,724
Accounts payable and accrued liabilities	2,172,644	(4,158,566)
Accrued interest payable	355,832	18,752

Cash (used) provided by operating activities	968,830	(6,530,463)

Investment activities:
Purchases of property, plant and equipment	(2,018,968)	(1,217,936)
Proceeds from disposal of property, plant and equipment	10,334	—

Net cash used in investing activities	(2,008,634)	(1,217,936)

Financing activities:
Proceeds from issuance of long-term debt	2,300,000	10,000,000

Net cash provided by financing activities	2,300,000	10,000,000

Net increase in cash and short term investments	1,260,196	2,251,601

Cash and short-term investments, beginning of period	562,173	886,300

Cash and short-term investments, end of Period	$1,822,369	$3,137,901

See accompanying notes to the condensed financial statements.

BEAR ISLAND PAPER COMPANY, L.L.C.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1.	In the opinion of management, the accompanying condensed financial statements of Bear Island Paper Company, L.L.C. (the “Company”) contain all adjustments necessary to present fairly, in all material respects, the Company’s financial position as of June 30, 2003 and December 31, 2002 and the Company’s condensed results of operations for the three- and six-month periods ended June 30, 2003 and 2002 as well as the Company’s condensed cash flows for the six-month periods ended June 30, 2003 and 2002. All adjustments are of a normal and recurring nature. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2002 Form 10-K filed on March 31, 2003. The December 31, 2002 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The results of operations for the six-month period ended June 30, 2003 should not be regarded as necessarily indicative of the results that may be expected for the entire year.

2.	The Company incurred net losses of $8,416,260 and $18,902,856 for the six months ended June 30, 2003 and year ended December 31, 2002, respectively, and had an accumulated deficit of $51,312,934 at June 30, 2003. Management also anticipates a loss for the year ending December 31, 2003. While current market conditions have resulted in extreme financial constraints the Company anticipates that cash provided from operations in the future, combined with borrowings under the Company’s 6-year Senior Secured Reducing Revolving Credit Facility (the “Revolving Credit Facility”) and Brant-Allen Industries, Inc.’s (“Brant-Allen”) Guarantee to provide up to an additional $10.0 million of subordinated loans (the Brant-Allen Guarantee”) as needed will be sufficient to pay its operating expenses, satisfy debt-service obligations and fund capital expenditures. The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

At June 30, 2003, the Company had the ability to access approximately $7.0 million of additional capital equipment financing through the use of certain leasing options. At June 30, 2003 there was $0.3 million available in unused borrowing capacity available under the Revolving Credit Facility and up to $8.7 million was available under the Brant-Allen Guarantee. The Revolving Credit Facility expires on January 4, 2004. The Company expects to renegotiate this facility prior to its expiration. Based on current market conditions, management anticipates being able to meet liquidity requirements for 2003; however, there exists a range of reasonably possible outcomes, which could significantly impact their ability to achieve the aforementioned.

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

4.	On January 1, 2003, the Company adopted FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” in its entirety. Such Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of any guarantee issued or modified after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee. The impact of adopting this Interpretation was not material to the Company’s results of operations or financial position.

5.	No provision for income taxes is required in the financial statements since each member of the parent Company is individually liable for any income tax that may be payable on the Company’s taxable income.

BEAR ISLAND PAPER COMPANY, L.L.C.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

6.	Finished goods and raw materials inventories are valued at the lower of cost or market, with cost determined on the first-in, first-out (“FIFO”) basis. Stores inventories are valued at the lower of average cost or market.

Inventories consisted of:

	June 30, 2003	December 31, 2002
Raw materials	$1,312,664	$1,749,443
Stores	6,826,391	6,680,087
Finished goods	2,576,558	1,541,191

	$10,715,613	$9,970,721

7.	The Company has a purchase commitment, made in the ordinary course of business, to purchase $4.2 million of manufacturing equipment from a vendor. Through June 30, 2003, the Company has paid $2.8 million of the total due under the commitment, with the remainder due as follows: $0.8 million in 2003 and $0.6 million in 2004. The purchase commitment is quaranteed by Brant-Allen.

8.	Long-term debt consisted of:

	June 30, 2003	December 31, 2002
Senior Secured Notes	$100,000,000	$100,000,000

Term Loan Facility	17,444,121	17,444,121

Revolving Credit Facility (a)	24,000,000	23,000,000

Brant-Allen Subordinated Note	6,300,000	5,000,000

	147,744,121	145,444,121
Less current portion	24,000,000	—

Total long-term debt	$123,744,121	$145,444,121

(a)	The Revolving Credit Facility expires on January 4, 2004. The Company expects to renegotiate this facility prior to its expiration.

9.	The Company’s receivables and payables with their affiliates were as follow:

	June 30, 2003	December 31, 2002
Due to Brant-Allen	$(1,919,770)	$(1,466,751)
Due from Newsprint Sales	502,106	370,266
Due from F.F. Soucy, Inc. and Partners	47,689	11,060
Due to F.F. Soucy, Inc.	(401,091)	(288,630)
Due to Timberlands	(471,249)	(353,202)

10.	Other income of approximately $700,000 was recorded in the 2nd Quarter of 2003and resulted from an insurance recovery gain on an involuntary conversion arising from a fire in the Company’s recycling facility.

11.	On May 31, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This standard addresses how certain financial instruments with characteristics of both liabilities and equity should be classified and measured. The provisions of this standard are primarily effective as of July 1, 2003. There will be no impact to the Company’s financial statements upon adoption of this Interpretation.

ITEM II.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors affecting the results of operations of the Company during the periods included in the accompanying condensed statements of operations and the changes in the Company’s financial condition since December 31, 2002.

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

THREE MONTHS ENDED JUNE 30, 2003, COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Net sales decreased by $0.4 million, or 2%, to $26.5 million in the second quarter of 2003, from $26.9 million in the second quarter of 2002. This decrease was attributable to a 10% decrease in sales volumes to approximately 56,800 metric tons (“tonnes”) in the second quarter 2003, from approximately 63,000 tonnes in the second quarter of 2002 offset by a 9% increase in the average net selling price of the Company’s products. The Company’s net selling price for newsprint increased to an average of $467 per tonne in the second quarter of 2003 from an average of $427 per tonne in the second quarter of 2002.

Cost of sales decreased by $1.7 million, or 6%, to $26.6 million in the second quarter of 2003 from $28.3 million in the second quarter of 2002. This decrease was attributable primarily to a 10% decrease in sales volumes as stated above offset in part by a 4% increase in the unit manufacturing costs per tonne. The increase in unit manufacturing cost per tonne was the result of 7% increase in energy costs, a 13% increase in total fiber costs and per unit fixed cost increases as a result of a 3% decrease in tonnes produced. Cost of sales as a percentage of net sales decreased to 100% in the second quarter of 2003, from 105% in the second quarter of 2002, due to a increase in newsprint selling prices in the second quarter of 2003 partially offset by the increase in unit costs of manufacturing as noted above.

The Company’s selling, general and administrative expenses were unchanged at $0.3 million, in the second quarter of 2003 from the second quarter of 2002.

As a result of the above factors, income from operations increased by $1.3 million to a loss of $0.4 million in the second quarter of 2003 from a loss of $1.7 million in the second quarter of 2002.

The Company’s interest expense increased $0.4 million, or 13%, to $3.6 million in the second quarter of 2003 compared to $3.2 million in the second quarter of 2002, primarily due to a retroactive interest charge for borrowings outstanding under the Company’s Senior Debt Facility during the first six months of 2003 resulting from a change in the base borrowing rate,additional borrowings under the outstanding Revolving Credit Facility, offset in part by market reductions in floating interest rates.

Other income increased by $0.7 million to $0.7 million in the second quarter of 2003 from $0.0 million in the second quarter of 2002 as a result of an insurance recovery gain on an involuntary conversion arising from a fire in the Company’s recycling facility.

As a result of the above factors, the Company reported a net loss of $3.3 million in the second quarter of 2003 compared to net loss of $4.9 million in the second quarter of 2002.

SIX MONTHS ENDED JUNE 30, 2003, COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Net sales decreased by $0.2 million, or 0.4%, to $51.6 million in the first six months of 2003, from $51.8 million in the first six months of 2002. This decrease was primarily attributable to a 5% decrease in sales volumes to approximately 112,600 tonnes in the first six months of 2003 from approximately 118,900 tonnes in the first six months of 2002, offset by a 5% increase in the average net selling price of the Company’s products. The Company’s net selling price for newsprint increased to an average of $458 per tonne in the first six months of 2003 from an average of $436 per tonne in the first six months of 2002.

Cost of sales decreased by $1.8 million, or 3%, to $53.4 million in the first six months of 2003 from $55.2 million in the first six months of 2002. This decrease was attributable primarily to the decrease in sales volumes mentioned above and was offset by a 2% increase in unit manufacturing costs per tonne. The increase in unit manufacturing cost per tonne was a result of a 16% increase in total fiber costs and per unit fixed cost increases as a result of a 2% decrease in tonnes produced. Cost of sales as a percentage of net sales decreased to 103% in the first six months of 2003, from 107% in the first six months of 2002, primarily due to a net increase in newsprint selling prices in the first six months of 2003 and which was offset, in part, by the increase in the per unit cost of manufacturing as noted above.

The Company’s selling, general and administrative expenses were unchanged at $0.6 million in the first six months of 2003 and 2002.

As a result of the above factors, income from operations increased by $1.6 million to a loss of $2.4 million in the first six months of 2003 from a loss of $4.0 million in the first six months of 2002.

The Company’s interest expense increased $0.4 million, or 6%, to $6.7 million in the first six months of 2003 compared to $6.3 million in the first six months of 2002, primarily due to retroactive interest charge for borrowings outstanding under the Company’s Senior Debt Facility during the first six months of 2003 resulting from a change in the base borrowing rate, additional borrowings under the Revolving Credit Facility, offset in part by market reductions in floating interest rates.

Other income increased by $0.7 million to $0.7 million in the second quarter of 2003 from $0.0 million in the second quarter of 2002 as a result of an insurance recovery gain on an involuntary conversion arising from a fire in the Company’s recycling facility.

As a result of the above factors, the Company reported a net loss of $8.4 million in the first six months of 2003 compared to net loss of $10.3 million in the first six months of 2002.

Liquidity and Capital Resources.

The Company’s principal liquidity requirements have been for working capital, capital expenditures and debt service under the Company’s loan agreements. These requirements have been met through cash flows from operations, loans under the Company’s Revolving Credit Facility and/or additional borrowings from Brant-Allen.

The Company’s cash and short-term investments at June 30, 2003 were $1.8 million, representing an increase of $1.2 million from $0.6 million at December 31, 2002. Net cash provided by operating activities was $1.0 million for the first six months ended June 30, 2003. Cash provided by financing activities was $2.3 million and cash used in investing activities was $2.0 million for the six months ended June 30, 2003. The Company anticipates that cash provided from operations in the future combined with borrowings under the Revolving Credit Facility and from Brant-Allen will be sufficient to pay its operating expenses, satisfy debt-service obligations and fund capital expenditures.

In the first six months of 2003, the Company’s operating cash flow increased by $7.5 million to $1.0 million provided by operations in the first six months of 2003 from $6.5 million used by operations in the first six months of 2002, primarily due to higher selling prices of the Company’s products resulting in a decreased net loss in first six months of 2003 of $8.4 million compared to net loss of $10.3 million in the first six months of 2002, as well as a decrease in working capital.

The Company made capital expenditures of $2.0 million and $1.2 million in the first six months of 2003 and 2002, respectively, in connection with upgrading and maintaining its manufacturing facility. Management anticipates that the Company’s total capital expenditures for the balance of 2003 and 2003 will primarily relate to existing capital projects in progress and maintenance of its newsprint facilities.

At June 30, 2003, the Company had approximately $147.7 million of indebtedness, consisting of borrowings of $24.0 million under the Revolving Credit Facility, $17.4 million under the Term Loan Facility, $100 million under the Notes and $6.3 million under a subordinated note from Brant-Allen. At June 30, 2003, there was $0.3 million of unused borrowing capacity under the Revolving Credit Facility. The Company also has a purchase commitment to purchase $4.2 million of manufacturing equipment from a vendor, see footnote 7.

At June 30, 2003, the Company had the ability to access approximately $7.0 million of additional capital equipment financing through the use of certain leasing options. At June 30, 2003 there was $0.3 million available in unused borrowing capacity available under the Revolving Credit Facility and up to $8.7 million was available under the Brant-Allen Guarantee. The Revolving Credit Facility expires on January 4, 2004. The Company expects to renegotiate this facility prior to its expiration. Based on current market conditions, management anticipates being able to meet liquidity requirements for 2003; however, there exists a range of reasonably possible outcomes, which could significantly impact their ability to achieve the aforementioned.

On May 31, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This standard addresses how certain financial instruments with characteristics of both liabilities and equity should be classified and measured. The provisions of this standard are primarily effective as of July 1, 2003. There will be no impact to the Company’s financial statements upon adoption of this Interpretation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures, which are included in our 2002 Form 10-K, Part II, Item 7A, are still applicable as of June 30, 2003.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Effective April 25, 2003, Michael Conroy resigned from the Board of Directors and was replaced by Thomas M. Geiger.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit 31.1—Certificate Pursuant to 18 U.S.C. Section 1350

Exhibit 31.2—Certificate Pursuant to 18 U.S.C. Section 1350

Exhibit 32.1—Certificate Pursuant to 18 U.S.C. Section 1350

Exhibit 32.2—Certificate Pursuant to 18 U.S.C. Section 1350

(b)	A Form 8-K was filed by the company with the Securities and Exchange Commission on August 6, 2003 in connection with the Company’s announcement of its financial position and results of operations as of and for the second quarter ended June 30, 2003. The press release containing the announcement was attached as an exhibit to the Form 8-K.

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

Dated August 8, 2003