Form 10-Q
period 2003-09-30
BEAR ISLAND PAPER CO LLC
filed 2003-11-14
CIK 1051249

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

‘(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Not Applicable.

BEAR ISLAND PAPER COMPANY, L.L.C.

PART I.	FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

BEAR ISLAND PAPER COMPANY, L.L.C.

CONDENSED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and short-term investments	$1,047,898	$562,173
Accounts receivable, net	9,391,377	12,201,324
Inventories, net	11,684,202	9,970,721
Other current assets	1,005,590	967,944

Total current assets	23,129,067	23,702,162
Property, plant and equipment	227,426,330	220,840,724
Less accumulated depreciation	(64,766,891)	(55,498,754)

Net property, plant and equipment	162,659,439	165,341,970

Deferred financing costs, net	4,234,181	4,767,201

Total assets	$190,022,687	$193,811,333

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$14,209,059	$10,735,697
Accrued interest payable	3,340,718	947,115
Debt	24,000,000	—

Total current liabilities	41,549,777	11,682,812
Brant-Allen subordinated note	8,625,000	5,000,000
Long-term debt	117,444,121	140,444,121

Total liabilities	167,618,898	157,126,933

Member’s equity:
Contributed capital	79,581,074	79,581,074
Accumulated deficit	(57,177,285)	(42,896,674)

Total member’s equity	22,403,789	36,684,400

Total liabilities and member’s equity	$190,022,687	$193,811,333

See accompanying notes to the condensed financial statements.

BEAR ISLAND PAPER COMPANY, L.L.C.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net sales	$22,864,915	$24,655,802	$74,502,731	$76,454,133
Cost of sales	25,009,541	25,952,737	78,462,233	81,197,432

Gross (loss)	(2,144,626)	(1,296,935)	(3,959,502)	(4,743,299)
Selling, general and administrative expenses:
Management fees to Brant-Allen	(215,899)	(231,471)	(700,715)	(719,044)
Other	(103,999)	(2,272)	(171,939)	(86,597)

(Loss) from operations	(2,464,524)	(1,530,678)	(4,832,156)	(5,548,940)
Other income (deductions):
Interest expense	(3,401,936)	(3,180,739)	(10,168,985)	(9,498,507)
Other income	2,109	14,273	720,530	28,302

Net (loss)	$(5,864,351)	$(4,697,144)	$(14,280,611)	$(15,019,145)

See accompanying notes to the condensed financial statements.

BEAR ISLAND PAPER COMPANY, L.L.C.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2003	2002
Operating activities:
Net (loss)	$(14,280,611)	$(15,019,145)
Adjustments to reconcile net (loss) to net cash (used) provided by operating activities:
Depreciation and depletion	9,281,238	8,925,480
Amortization of deferred financing costs	533,020	552,766
Gain on disposal of property, plant and equipment	(1,600)	—
Changes in current assets and liabilities:
Accounts receivable	2,809,947	(961,968)
Inventory	(1,713,481)	970,891
Other current assets	(37,646)	(51,311)
Accounts payable and accrued liabilities	2,327,386	(4,120,310)
Accrued interest payable	2,393,603	2,515,897

Cash (used) provided by operating activities	1,311,856	(7,187,700)

Investment activities:
Purchases of property, plant and equipment	(5,461,465)	(1,497,042)
Proceeds from disposal of property, plant and equipment	10,334	—

Net cash used in investing activities	(5,451,131)	(1,497,042)

Financing activities:
Proceeds from issuance of debt	4,625,000	10,000,000

Net cash provided by financing activities	4,625,000	10,000,000

Net increase in cash and short term investments	485,725	1,315,258
Cash and short-term investments, beginning of period	562,173	886,300

Cash and short-term investments, end of period	$1,047,898	$2,201,558

Supplemental disclosures of cash flow information:
Non cash investing and financing activities:
Accounts payable for purchase of equipment	$1,145,976	$—

See accompanying notes to the condensed financial statements.

BEAR ISLAND PAPER COMPANY, L.L.C.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1.	In the opinion of management, the accompanying condensed financial statements of Bear Island Paper Company, L.L.C. (the “Company”) contain all adjustments necessary to present fairly, in all material respects, the Company’s financial position as of September 30, 2003 and December 31, 2002 and the Company’s condensed results of operations for the three- and nine-month periods ended September 30, 2003 and 2002 as well as the Company’s condensed cash flows for the nine-month periods ended September 30, 2003 and 2002. All adjustments are of a normal and recurring nature. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2002 Form 10-K filed on March 31, 2003. The December 31, 2002 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The results of operations for the nine-month period ended September 30, 2003 should not be regarded as necessarily indicative of the results that may be expected for the entire year.

2.	The Company incurred net losses of $14,280,611 and $18,902,856 for the nine months ended September 30, 2003 and year ended December 31, 2002, respectively, and had an accumulated deficit of $57,177,285 at September 30, 2003. Management also anticipates a loss for the year ending December 31, 2003. While current market conditions have resulted in extreme financial constraints the Company anticipates that cash provided from operations in the future, combined with borrowings under the Company’s 6-year Senior Secured Reducing Revolving Credit Facility (the “Revolving Credit Facility”) and Brant-Allen Industries, Inc.’s (“Brant-Allen”) Guarantee to provide up to an additional $10.0 million of subordinated loans (the Brant-Allen Guarantee”) as needed will be sufficient to pay its operating expenses, satisfy debt-service obligations and fund capital expenditures. On October 29, 2003, the Company and the lenders to the Revolving Credit Facility, entered into a Waiver. Pursuant to this waiver, the lenders waived any Default or Event of Default arising by reason of the failure of the Company to comply with the Consolidated Total Debt to Consolidated Total Capitalization Ratio (as defined in the facility) of the Revolving Credit Facility for the fiscal quarter ended September 30, 2003 and any Default or Event of Default arising by reason of the failure of the Company to give notice under the Revolving Credit Facility of the occurrence of any such Default or Event of Default. The waiver is filed as Exhibit 10.1(d) to this form 10-Q and is incorporated herein by reference. The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

At September 30, 2003, the Company had the ability to access approximately $7.0 million of additional capital equipment financing through the use of certain leasing options. At September 30, 2003 there was $0.3 million available in unused borrowing capacity available under the Revolving Credit Facility and up to $6.4 million was available under the Brant-Allen Guarantee. The Revolving Credit Facility expires on January 4, 2004. The Company expects to renegotiate this facility prior to its expiration. Based on current market conditions, management anticipates being able to meet liquidity requirements for 2003; however, there exists a range of reasonably possible outcomes, which could significantly impact their ability to achieve the aforementioned.

3.	The Company is a wholly owned subsidiary of Brant-Allen Industries, Inc. (“Brant-Allen”), a Delaware corporation.

A component of selling, general and administrative expenses as shown on the statements of operations includes aggregate management fees charged by Brant-Allen. The management fees payable to Brant-Allen are calculated pursuant to the Management Services Agreement and constitute 1% of the Company’s net sales.

There are also certain restrictions on distributions paid to Brant-Allen. Distributions are allowed for a portion of profits in excess of certain amounts.

4.	No provision for income taxes is required in the financial statements since each member of the parent Company is individually liable for any income tax that may be payable on the Company’s taxable income.

5.	Finished goods and raw materials inventories are valued at the lower of cost or market, with cost determined on the first-in, first-out (“FIFO”) basis. Stores inventories are valued at the lower of average cost or market.

Inventories consisted of:

	September 30, 2003	December 31, 2002
Raw materials	$1,924,710	$1,749,443
Stores	6,767,305	6,680,087
Finished goods	2,992,187	1,541,191

	$11,684,202	$9,970,721

BEAR ISLAND PAPER COMPANY, L.L.C.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

6.	The Company had a purchase commitment, made in the ordinary course of business, to purchase $4.2 million of manufacturing equipment from a vendor. The Company during the third quarter of 2003 has installed the above referenced equipment on the paper machine. Through September 30, 2003, the Company has paid $3.1 million of the total due under the commitment, with the remainder due as follows: $0.5 million in 2003 and $0.6 million in 2004. The remaining liability is guaranteed by Brant-Allen.

7.	Long-term debt consisted of:

	September 30, 2003	December 31, 2002
Senior Secured Notes	$100,000,000	$100,000,000
Term Loan Facility	17,444,121	17,444,121
Revolving Credit Facility (a)	24,000,000	23,000,000
Brant-Allen Subordinated Note	8,625,000	5,000,000

	150,069,121	145,444,121
Less amounts classified as current	24,000,000	—

Total long-term debt	$126,069,121	$145,444,121

(a)	The Revolving Credit Facility expires on January 4, 2004. The Company expects to renegotiate this facility prior to its expiration.

8.	The Company’s receivables and payables with their affiliates were as follow:

	September 30, 2003	December 31, 2002
Due to Brant-Allen	$(2,156,523)	$(1,466,751)
Due from Newsprint Sales	234,308	370,266
Due from F.F. Soucy, Inc. and Partners	8,193	11,060
Due to F.F. Soucy, Inc.	(520,731)	(288,630)
Due to Timberlands Company, L.L.C.	(463,221)	(353,202)

9.	Other income of approximately $700,000 was recorded in the 2nd Quarter of 2003 which resulted from an insurance recovery gain on an involuntary conversion arising from a fire in the Company’s recycling facility.

10.	In January 2003, the FASB issued Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities – an Interpretation of “Accounting Research Bulletin” (“ARB”) No. 51.” This Interpretation clarifies the application of the majority voting interest requirement of ARB No. 51, “Consolidated Financial Statements”, to certain types of variable interest entities that do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The controlling financial interest may be achieved through arrangements that do not involve voting interest. Under Fin No. 46, if an entity is determined to be a variable interest entity it must be consolidated by the enterprise that absorbs the majority of the entity’s expected losses if they occur, receives a majority of the entity’s expected residual returns if they occur, or both. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies to the first fiscal year or interim period after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. The Company adopted the applicable provisions of FIN No. 46 on January 31, 2003 and will fully adopt Fin No. 46 in the fourth quarter of 2003. Adopting the provisions of Fin No. 46 is not expected to have a material impact on our results of operations or financial position.

On May 31, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This standard addresses how certain financial instruments with characteristics of both liabilities and equity should be classified and measured. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, or our third quarter of 2003. There will be no impact to the Company’s financial statements upon adoption of this Interpretation.

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

THREE MONTHS ENDED SEPTEMBER 30, 2003, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Net sales decreased by $1.8 million, or 7%, to $22.9 million in the third quarter of 2003, from $24.7 million in the third quarter of 2002. This decrease was attributable to a 17% decrease in sales volumes and offset by a 12% increase in the average net selling price of the Company’s products. The volume of tonnage sold for the third quarter of 2003 was 47,550 metric tons (“tonnes”) compared to the third quarter of 2002 volume of 57,550 tonnes. The Company’s net selling price for newsprint increased to an average of $481 per tonne in the third quarter of 2003 from an average of $429 per tonne in the third quarter of 2002.

Cost of sales decreased by $1.0 million, or 4%, to $25.0 million in the third quarter of 2003 from $26.0 million in the third quarter of 2002. This decrease was attributable primarily to a 17% decrease in sales volumes as stated above and offset by 17% increase in the unit manufacturing costs per tonne. The increase in unit manufacturing cost per tonne was the result of per unit cost increases due to a 14 day shutdown for the replacement of the paper machine headbox which resulted in a 19% decrease in tonnage produced. Cost of sales as a percentage of net sales increased to 109% in the third quarter of 2003, from 105% in the third quarter of 2002, due to the reduction in saleable tons produced as a result of the 14 day shutdown partially offset by the increase in newsprint selling prices as noted above.

The Company’s selling, general and administrative expenses increased by $0.1 million or 50%, to $0.3 million in the third quarter of 2003 from $0.2 million in the third quarter of 2002 primarily due to an increase in professional fees.

As a result of the above factors, income from operations decreased by $1.0 million to a net loss from operations of $2.5 million in the third quarter of 2003 from a net loss of $1.5 million in the third quarter of 2002.

The Company’s interest expense increased by $0.2 million, or 6%, to $3.4 million in the third quarter of 2003 compared to $3.2 million in the third quarter of 2002, primarily due to a $4.0 million increase in borrowings under the Company’s Revolving Credit Facility.

As a result of the above factors, the Company reported a net loss of $5.9 million in the third quarter of 2003 compared to net loss of $4.7 million in the third quarter of 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2003, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Net sales decreased by $2.0 million, or 3%, to $74.5 million in the first nine months of 2003, from $76.5 million in the first nine months of 2002. This decrease was primarily attributable to a 9% decrease in sales volumes offset by a 7% increase in the average net selling price of the Company’s products. The volume of tonnage sold for the first nine months of 2003 was 160,150 tonnes compared to the first nine months 2002 volume of 176,450 tonnes. The Company’s net selling price for newsprint increased to an average of $465 per tonne in the first nine months of 2003 from an average of $434 per tonne in the first nine months of 2002.

Cost of sales decreased by $2.7 million, or 3%, to $78.5 million in the first nine months of 2003 from $81.2 million in the first nine months of 2002. This decrease was attributable primarily to the 9% decrease in sales volumes and was offset by a 6% increase in unit manufacturing costs per tonne. The increase in unit manufacturing cost per tonne was the result of per unit cost increases due to the 14 day shutdown for the replacement of the paper machine headbox which resulted in an 8% decrease in tonnage produced. Cost of sales as a percentage of net sales decreased to 105% in the nine months of 2003, from 106% in the nine months of 2002, primarily due to an increase in newsprint selling prices in the nine months of 2003 and offset by the net increase in unit costs of manufacturing as noted above.

The Company’s selling, general and administrative expenses increased by $0.1 million, or 13%, to $0.9 million in the first nine months of 2003 from $0.8 million in the first nine months of 2002 primarily due to an increase in professional fees.

As a result of the above factors, income from operations increased by $0.7 million to a net loss of $4.8 million in the first nine months of 2003 from a net loss of $5.5 million in the first nine months of 2002.

The Company’s interest expense increased $0.7 million, or 7%, to $10.2 million in the first nine months of 2003 compared to $9.5 million in the first nine months of 2002, primarily due to a $4.0 million increase in the outstanding balance of the Company’s Revolving Credit Facility.

Other income increased by $0.7 million to $0.7 million in the second quarter of 2003 from $0.0 million in the second quarter of 2002 as a result of an insurance recovery gain on an involuntary conversion arising from a fire in the Company’s recycling facility.

As a result of the above factors, the Company reported a net loss of $14.3 million in the first nine months of 2003 compared to net loss of $15.0 million in the first nine months of 2002.

Liquidity and Capital Resources.

The Company’s principal liquidity requirements have been for working capital, capital expenditures and debt service under the Company’s Loan Agreements. These requirements have been met through cash flows from operations, loans under the Company’s Revolving Credit Facility and/or additional borrowings from Brant-Allen.

The Company’s cash and short-term investments at September 30, 2003 were $1.0 million, representing an increase of $0.4 million from $0.6 million at December 31, 2002. Net cash provided by operating activities was $1.3 million for the nine months ended September 30, 2003. Cash provided by financing activities was $4.6 million and cash used in investing activities was $5.5 million for the nine months ended September 30, 2003. The Company anticipates that cash provided from operations in the future combined with borrowings under the Revolving Credit Facility and from Brant-Allen will be sufficient to pay its operating expenses, satisfy debt-service obligations and fund capital expenditures.

In the nine months of 2003, the Company’s operating cash flow increased by $8.5 million to $1.3 million provided in operations in the nine months of 2003 from $7.2 million used by operations in the first nine months of 2002, primarily due to changes in working capital.

The Company made capital expenditures of $5.5 million and $1.5 million in the first nine months of 2003 and 2002, respectively, in connection with upgrading and maintaining its manufacturing facility. Management anticipates that the Company’s total capital expenditures for the balance of 2003 and 2004 will primarily relate to existing capital projects in progress and maintenance of its newsprint facilities.

At September 30, 2003, the Company had approximately $150.0 million of indebtedness, consisting of borrowings of $24.0 million under the Revolving Credit Facility, $17.4 million under the Term Loan Facility, $100 million under the Notes and $8.6 million under a subordinated note from Brant-Allen. At September 30, 2003, there was $0.3 million of unused borrowing capacity under the Revolving Credit Facility. On October 29, 2003, the Company and the lenders to the Revolving Credit Facility, entered into a Waiver. Pursuant to this waiver, the lenders waived any Default or Event of Default arising by reason of the failure of the Company to comply with the Consolidated Total Debt to Consolidated Total Capitalization Ratio (as defined in the facility) of the Revolving Credit Facility for the fiscal quarter ended September 30, 2003 and any Default or Event of Default arising by reason of the failure of the Company to give notice under the Revolving Credit Facility of the occurrence of any such Default or Event of Default. The waiver is filed as Exhibit 10.1(d) to this form 10-Q and is incorporated herein by reference.

At September 30, 2003, the Company had the ability to access approximately $7.0 million of additional capital equipment financing through the use of certain leasing options. At September 30, 2003 there was $0.3 million available in unused borrowing capacity available under the Revolving Credit Facility and up to $6.4 million was available under the Brant-Allen Guarantee. The Revolving Credit Facility expires on January 4, 2004. The Company expects to renegotiate this facility prior to its expiration. Based on current market conditions, management anticipates being able to meet liquidity requirements for 2003; subject to a range of reasonably possible outcomes, that are outside management’s control and which could significantly impact their ability to achieve the aforementioned.

In January 2003, the FASB issued Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities – an Interpretation of “Accounting Research Bulletin” (“ARB”) No. 51.” This Interpretation clarifies the application of the majority voting interest requirement of ARB No. 51, “Consolidated Financial Statements”, to certain types of variable interest entities that do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The controlling financial interest may be achieved through arrangements that do not involve voting interest. Under Fin No. 46, if an entity is determined to be a variable interest entity it must be consolidated by the enterprise that absorbs the majority of the entity’s expected losses if they occur, receives a majority of the entity’s expected residual returns if they occur, or both. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies to the first fiscal year or interim period after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. The Company adopted the applicable provisions of FIN No. 46 on January 31, 2003 and will fully adopt Fin No. 46 in the fourth quarter of 2003. Adopting the provisions of Fin No. 46 is not expected to have a material impact on our results of operations or financial position.

On May 31, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This standard addresses how certain financial instruments with characteristics of both liabilities and equity should be classified and measured. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, or our third quarter of 2003. There will be no impact to the Company’s financial statements upon adoption of this Interpretation.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk disclosures, which are included in our Form 10-K for the year ended December 31, 2002, Part II, Item 7A, continue to be applicable as of September 30, 2003, and are incorporated herein by reference.

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

PART II.	OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibit 4.1(a) – Supplemental Indenture dated as of November 11, 2003, among Bear Island Paper Company, L.L.C., Bear Island Finance Company II, Bear Island Timberlands Company, L.L.C., Brant-Allen Industries, Inc. and SunTrust Bank (successor by merger to Crestar Bank), as Trustee, to the Indenture filed as Exhibit 4.1 to the Company’s Form 10-K

Exhibit 10.1(d) – Waiver dated as of October 29, 2003 to the Credit Agreement, dated as of December 1, 1997 (as amended, supplemented or otherwise modified from time to time), among Bear Island Paper Company, L.L.C., the several banks and other financial institutions or entities from time to time parties thereto, filed as Exhibit 10.1 to the Company’s Form 10-K

Exhibit 31.1 – Certificate Pursuant to 18 U.S.C. Section 1350

Exhibit 31.2 – Certificate Pursuant to 18 U.S.C. Section 1350

Exhibit 32.1 – Certificate Pursuant to 18 U.S.C. Section 1350

Exhibit 32.2 – Certificate Pursuant to 18 U.S.C. Section 1350

b)	A Form 8-K was filed by the Company with the Securities and Exchange Commission on August 6, 2003 in connection with the Company’s announcement of its financial position and results of operations as of and for the second quarter ended June 30, 2003. The press release containing the announcement was attached as an exhibit to the Form 8-K.

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

Dated November 14, 2003