Form 10-K
period 2003-12-31
BEAR ISLAND PAPER CO LLC
filed 2004-03-30
CIK 1051249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Documents Incorporated by Reference

Certain exhibits required for Part IV of this report are incorporated herein by reference from Bear Island Paper Company, L.L.C.’s registration statement on Form S-4, Registration No. 333-42201, as amended.

PART I

ITEM 1. BUSINESS.

GENERAL

Bear Island Paper Company, L.L.C. (the “Company”), a limited liability company organized in 1997 and a wholly owned subsidiary of Brant-Allen Industries, Inc. a subchapter S corporation, (“Brant-Allen”) produces newsprint at its mill, located near Richmond, Virginia (the “Mill”). The Mill has an annual capacity of 237,000 metric tons (“tonnes”) of high quality newsprint suitable for four-color printing, which publishers are increasingly using for general circulation. In 2003, the Mill produced approximately 220,500 tonnes of newsprint in 350 days of operations, and had an estimated operating efficiency rate of 91%.

The Company’s customers include leading newspaper publishers in the United States, such as Dow Jones & Company, Inc. (publisher of The Wall Street Journal) (“Dow Jones”), The Washington Post Company (“The Washington Post”), Advance Publications (“Newhouse Group”), Gannett Co., Inc. (publisher of USA Today) (“Gannett”), MediaNews Group Inc., Knight-Ridder Inc. (“Knight-Ridder”), Media General, Inc., Tribune Co. and New York Times Co. Approximately 95% of the Company’s newsprint production in 2003 was purchased by its top ten customers.

A combination of pulp material is used to feed the Company’s newsprint machine. In its manufacturing process, the Mill currently uses thermomechanical pulp (“TMP”), and de-inked pulp. The use of TMP provides high wood fiber yields and higher quality newsprint than that produced by the traditional mechanical groundwood process. The de-inked pulp is produced at the Company’s recycling facility, which is located adjacent to the Mill. The recycling facility commenced operations in 1994 and features technology for de-inking, cleaning and screening of old newspapers (“ONP”) and old magazines (“OMG”).

The Company purchases substantially all of its logs and pulp chips from outside suppliers at market prices. ONP and OMG used in the Company’s recycling facility are provided by a combination of individual processors, municipal recovery facilities and brokers. All fiber is currently supplied from sources within a 300-mile radius of the Mill.

THE MILL AND THE PRODUCTION PROCESS

The Mill, which began operations in 1979, is located in Hanover County, Virginia, on an approximately 700-acre site, which is approximately 80 miles south of Washington, D.C., and 25 miles north of Richmond, Virginia. The Mill’s operations consist of a woodyard, a pulping system, a paper machine and related utility, recycling, storage and transportation facilities.

Currently, approximately 65% of the Company’s fiber requirements are derived from the Company’s TMP process using wood and woodchips, and approximately 35% of the Company’s fiber requirements are de-inked pulp from the Mill’s recycling facility.

The Mill has a wood requirement of approximately 144,000 cords per year. All wood is currently supplied from sources within a 200-mile radius of the Mill. In 2002, the Company’s wood needs were supplied 40% from wood harvested by local independent wood contractors and 60% in chip form, by independent sawmills.

The Mill’s newsprint machine produces newsprint at an average speed of approximately 4,240 feet per minute over a machine trim width of 300 inches. The Mill produces approximately 630 tonnes per day of newsprint.

The Company’s recycling plant features advanced technologies for the re-pulping, de-inking, cleaning and screening of ONP and OMG. The recycling facility turns ONP and OMG into de-inked pulp. ONP and OMG are procured from a combination of individual processors, municipal recovery facilities and brokers. After delivery to the plant, the ONP and OMG are mixed by operators into a blend with a ratio of ONP to OMG of 81:19, which is then fed into a pulper which mixes in additives and prepares the stock for ink separation. During 1998, the Company undertook a capital expansion of the recycling facility resulting in a capacity increase of 20,200 tonnes per year. At full capacity, the recycling facility processes approximately 112,000 tonnes per year of ONP and OMG. The recycling facility has the capacity to produce 246 tonnes of recycled fiber per day. The recycling mill enables the Company to produce up to approximately 640 tonnes per day of newsprint containing a minimum of 20% and a maximum of 40% recycled fiber. The recycling facility also includes a 50,000 square foot warehouse that can hold a 10-day supply of ONP and OMG.

MARKETS AND CUSTOMERS

The Company’s marketing objective is to become a preferred supplier to each of its newsprint customers. To achieve this goal, the Company focuses on service, product quality and long term relationships. Eight of the Company’s top ten customers have been customers for over 15 years. In 2003, approximately 27% of the production of the Mill was sold to Dow Jones and The Washington Post under purchase agreements (the “Purchase Agreements”) that obligate each of those customers to purchase approximately 40,000 tonnes of newsprint per year for The Washington Post and 32,000 tonnes for Dow Jones, at prices based on prevailing market prices paid by those customers to their non-affiliated East Coast suppliers. The term of the Purchase Agreements has been extended through December 31, 2004 and is subject to the parties agreeing to pricing, which approximate market prices, on an annual basis. The Company has sold newsprint to Dow Jones since 1980 and The Washington Post since 1979. Other than the agreements with Dow Jones and The Washington Post, customers purchase a minimum volume amount for short periods of up to one year based on market prices at the time of purchase.

In 2003 and 2002, the Company’s ten largest customers represented an aggregate of 95% and 93%, respectively, of the Company’s total sales. The Company has had five customers whose sales represent a significant portion of sales. Sales to one of these customers approximated 8%, 9% and 13% for the years ended December 31, 2003, 2002 and 2001, respectively. Sales to a second customer approximated 19%, 22%, and 16% for the years ended December 31, 2003, 2002 and 2001, respectively. Sales to a third customer approximated 13%, 10%, and 16% for the years ended December 31, 2003, 2002 and 2001, respectively. Sales to a fourth customer approximated 18%, 16%, and 15% for the years ended December 31, 2003, 2002 and 2001, respectively. Sales to a fifth customer approximated 19%, 21% and 11% during the years ended December 31, 2003, 2002 and 2001, respectively.

Brant-Allen markets all of the Company’s production and is able to offer its customers newsprint from either the Mill or from F.F. Soucy Inc.’s (“Soucy Inc.”) mill or from F.F. Soucy, Inc. & Partners, Limited Partnership’s (“Soucy Partners” and, together with Soucy Inc., “Soucy”) mill in order to satisfy customer demand, which enables Brant-Allen to optimize shipping costs from each of these mills. Brant-Allen employs three full-time salesmen and three customer service representatives. Brant-Allen also performs all sales, invoicing, accounts receivable maintenance, cash management and treasury functions for the Company pursuant to the Management Services Agreement (as defined below). Other than the management fee paid by the Company to Brant-Allen under the Management Services Agreement, the Company does not pay Brant-Allen any additional fees for its marketing services.

ENERGY AND WATER REQUIREMENTS

The Mill utilizes two forms of energy: steam, which is primarily used within the paper machine’s dryer section to dry the newsprint sheet as it is being produced, and electricity, which is used to power the remaining processes, particularly the refining of the woodchips.

All of the Mill’s process steam (on average, 165,000 pounds per hour) is generated by an on-site boiler rated at 243.0 million Btu per hour heat input. The boiler is fired using pulverized coal, as a primary fuel, and bark and wood wastes as secondary fuels. In addition, a natural gas fired package boiler, with a capacity of 190,000 pounds per hour, is used as a backup if the main boiler malfunctions or is down for maintenance.

Through Rappahannock Electrical Cooperative, which is the Company’s local utility, the Company purchases 100% of its electrical power indirectly from Virginia Power and Old Dominion Electric Cooperative.

Because the Company’s electricity usage has an impact on both electricity generation requirements and costs of Virginia Power and Old Dominion Electric Cooperative, especially in periods of high demand (i.e., periods of high air conditioning or heating loads), the Company has been able to negotiate favorable electricity rates by demonstrating an ability to reduce demand during peak times.

The Mill was designed and is operated with one of the most stringent water use and wastewater flow requirements of any paper mill in the U.S. At full production of 640 tonnes of newsprint per day, water usage is approximately 3.8 million gallons per day. Mill effluent is approximately 3.6 million gallons per day. The Mill’s water is currently supplied by the Hanover County public utility system and by the Mill’s own river intake structure and pumping system on the North Anna River. The Mill operates a wastewater treatment facility which connects to the Hanover County wastewater treatment plant. The Mill has its own on-site industrial landfill for solid waste disposal.

ENVIRONMENTAL MATTERS

The Company’s operations are subject to extensive and changing environmental regulation by federal, state, and local authorities in the United States, including those requirements that regulate discharges into the environment, waste management, and remediation of environmental contamination. Environmental permits are required for the operation of the Company’s businesses, and are subject to revocation, modification and renewal. Governmental authorities have the power to enforce compliance with environmental requirements and violators are subject to injunctions, civil penalties and criminal fines. Third parties may also have the right to sue to enforce compliance with such regulations.

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

The Company maintains valid and current air, solid waste and water permits and believes it is currently in substantial compliance with respect to all such permits. The Company believes that it has good relations with the federal, state and local regulatory authorities, and management is not aware of any material problems or costs that might jeopardize the Company’s scheduled permit renewals.

The U.S. Environmental Protection Agency (the “EPA”) has required that certain pulp and paper mills meet stringent air emissions and revised wastewater discharge standards for toxic and hazardous pollutants. These proposed standards are commonly known as the “Cluster Rules”. Bear Island’s operations are not subject to further control as a result of the current “Cluster Rules” and therefore, no related capital expenditures are anticipated.

On July 12, 1996, the Company entered into a Reasonably Available Control Technology (“RACT”) Agreement with the Virginia Department of Environmental Quality. Under the RACT Agreement, the Company is not required to incur any significant capital expenditures for the purchase and installation of pollution control equipment.

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

EMPLOYEES

As of December 31, 2003, the Company had 208 employees, approximately 35% of which have been employed by the Company since its inception in 1979. The workforce is non-unionized and has been very receptive to flexible working conditions and requirements.

MANAGEMENT SERVICES AGREEMENT

Executive management of the Company is provided by Brant-Allen, pursuant to a management contract (the “Management Services Agreement”). The Company’s newsprint is sold through Brant-Allen, which currently markets approximately 465,000 tonnes of newsprint (218,000 tonnes for the Company and 247,800 tonnes for Soucy). Brant-Allen manages the Company to maximize any available synergies. The Company benefits from the centralization of marketing, financial, administrative and distribution functions at Brant-Allen. These services are provided pursuant to the Management Services Agreement for which a management fee of 3% of annual net sales of the Company less transportation costs was payable by the Company, of which, since December 1, 1997, as a result of the Company’s debt agreements, one third was payable in cash with the remainder contributed to the Company’s capital. Effective April 1, 2000, the Management Services Agreement was amended to reduce the management fees payable to Brant-Allen to 1% of the Company’s annual net sales of which 100% is payable in cash. During 2003, the Company was charged $972,000 by Brant-Allen under the Management Services Agreement.

Brant-Allen is a subchapter S corporation jointly owned by Mr. Peter Brant and Mr. Joseph Allen. Brant-Allen’s predecessor was formed in the early 1940s when the fathers of Messrs. Brant and Allen founded a paper conversion and newsprint sales business. In the early 1970s, Brant-Allen entered into the newsprint manufacturing business. Messrs. Brant and Allen have been involved in the management of Brant-Allen for over 30 years: Mr. Brant serves as the Chairman of the Board, and Chief Executive Officer of Brant-Allen and Mr. Allen serves as President and Chief Operating Officer of Brant-Allen. Mr. Brant also serves as the Chairman of the Board, and Chief Executive Officer of the Company and Mr. Allen also serves as President and Chief Operating Officer of the Company.

THE ACQUISITION

In December 1997, the Company purchased the 70% Limited Partnership interests of Bear Island Paper Company, L.P. (the “Predecessor”) owned equally by subsidiaries of The Washington Post and Dow Jones (the “Acquisition”). The Predecessor, was formed in 1978 as a limited partnership, with Brant-Allen as its general partner. Prior to the Acquisition, Brant-Allen owned a 30% partnership interest in the Predecessor. Funding for the Acquisition was provided through the issuance of $100 million principal amount of 10% Senior Secured Notes due 2007 (the “Notes”) and $120 million principal amount of bank debt (the “Bank Credit Facilities”) comprised of a $70 million 8-year senior secured term loan facility (the “Term Loan Facility”) and a $50 million 6-year senior secured reducing revolving credit facility (the “Revolving Credit Facility”). Following the Acquisition and related transactions (the “Transactions”) 100% of the Company was owned by Brant-Allen.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

Brant-Allen beneficially owns all the equity of the Company. Brant-Allen, in turn, is owned by Mr. Peter Brant and Mr. Joseph Allen.

ITEM 6. SELECTED FINANCIAL DATA.

The following selected financial data is derived from the audited financial statements of the Company for the years ended December 31, 1999, 2000, 2001, 2002 and 2003, for which the statements of operations are included elsewhere herein for the years ended December 31, 2001, 2002 and 2003.

	Years Ended December 31,
	1999	2000	2001	2002	2003
	(Dollars in Thousands, Except Tonnes Produced)
Income Statement Data:
Sales	$110,231	$118,629	$117,845	$104,491	$103,087

Cost of sales	101,621	103,961	108,509	109,252	106,771

Gross profit (loss)	8,610	14,668	9,336	(4,761)	(3,684)
Selling, general & administrative:
Management fee to Brant-Allen	3,110	1,653	1,120	984	971
Other direct	394	182	965	209	471

Income (loss) from operations	5,106	12,833	7,251	(5,954)	(5,126)

Other income (expense):
Interest income	149	144	103	37	9
Interest expense	(17,097)	(14,192)	(13,076)	(12,736)	(13,570)
Other income (expense)	(143)	84	—	(250)	712

Total other expense	(17,091)	(13,964)	(12,973)	(12,949)	(12,849)

Net loss	$(11,985)	$(1,131)	$(5,722)	$(18,903)	$(17,975)

	Years Ended December 31,
	1999	2000	2001	2002	2003
	(Dollars in Thousands, Except Ratios and Tonnes Produced)
Summary cash flow information:
Net cash provided by (used in) operating activities	$2,547	$9,609	$16,691	$(10,921)	$(1,768)
Net cash used in investing Activities	(265)	(2,704)	(13,877)	(2,403)	(7,211)
Net cash provided by (used in) financing activities	(3,431)	(7,203)	(2,610)	13,000	10,950
Depreciation	10,615	10,886	11,360	11,912	12,133
Depletion	31	—	—	50	92
Capital expenditures	3,009	2,750	13,877	2,403	7,247
Saleable tonnes produced	226,249	219,161	212,575	234,243	220,508
Noncash portion of management fee	2,073	527	—	—	—

	As of December 31,
	1999	2000	2001	2002	2003
Balance Sheet Data:
Cash and short-term investments	$981	$682	$886	$562	$2,532
Working capital (2)	15,449	17,386	(24,947)	12,019	10,039
Property, plant and equipment, net	181,059	172,718	175,033	165,342	161,322
Total indebtedness (1)	138,291	133,102	132,444	145,444	141,699
Total assets	214,587	206,801	203,409	193,811	190,163
Total partners’ equity/member’s interest	65,879	63,262	55,587	36,684	33,709

(1)	Total indebtedness is defined as long-term debt and long-term purchase obligations and current portions thereof.
(2)	The Company was not in compliance with certain financial covenants under the Bank Credit Facilities at December 31, 2001. As a result $32.4 million of debt was reclassed to current liabilities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with “Item 6. Selected Financial Data” and the financial statements of the Company and related notes thereto included elsewhere in this report.

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

Newsprint prices have been extremely volatile over the past five years. During 1999, newsprint prices averaged $495 per tonne and ranged from high of $545 per tonne in the first quarter to low of $485 per tonne in the fourth quarter. During 2000, newsprint prices averaged $538 per tonne and ranged from a low of $492 per tonne in January 2000 to $585 per tonne in December 2000. During 2001, newsprint prices averaged $559 per tonne and ranged from a high of $592 per tonne in the second quarter to a low of $500 per tonne in the fourth quarter. During 2002, newsprint prices averaged $441 per tonne and ranged from a high of $463 per tonne in the fourth quarter to a low of $426 per tonne in the second quarter. During 2003, newsprint prices averaged $472 per tonne and ranged from a high of $490 per tonne in the fourth quarter to a low of $450 per tonne in the first quarter. In February 2004 newsprint prices averaged $501 per tonne.

The table below summarizes the annual volumes and selling prices of the Company’s newsprint during the periods indicated below:

	Years Ended December 31,
	1999	2000	2001	2002	2003
TONNES SOLD	222,574	220,389	210,795	236,986	218,471

AVERAGE SELLING PRICE	$495	$538	$559	$441	$472

The Company’s primary cost components consist of raw materials (wood, ONP, OMG, and chemicals), electrical energy, direct labor and certain fixed costs. Fixed costs consist of indirect labor and other plant related costs including maintenance expenses and mill overhead.

For the year ended December 31, 2003, raw materials, which are subject to significant price fluctuations based on supply and demand, represented 29.9% of the total cost of manufacturing. Electrical energy represented 21.1% and direct and indirect labor represented 19.1% of total cost of manufacturing. On an average per tonne basis, electricity costs increased 3.9% from 2002 to 2003. The Company currently uses a raw material mix of 65% TMP, and 35% recycled fiber in its production process.

RESULTS OF OPERATIONS

2003 COMPARED TO 2002

Net sales decreased by $1.4 million, or 1%, to $103.1 million in 2003 from $104.5 million in 2002. The decrease was attributable to an 8% decrease in sales volume to approximately 218,500 tonnes in 2003, from approximately 236,900 tonnes in 2002 offset by a 7% increase in average net selling price for the Company’s products. The Company’s net selling price for newsprint increased to an average of $472 per tonne in 2003 from an average net selling price of $441 per tonne in 2002.

Cost of sales decreased by $2.5 million, or 2%, to $106.8 million in 2003 from $109.3 million in 2002. This decrease was attributable to the 8% decrease in sales volume, as mentioned above, offset in part by a 5% increase in unit manufacturing costs per tonne. The unit manufacturing cost increased to $461 per metric tonne in 2003 from $436 per tonne in 2002. The increase in unit manufacturing cost per tonne was a result of a 7% increase in fiber costs, a 5% increase in fuel and electric costs and a 14 day shutdown of manufacturing operations for a headbox replacement which created a 4% shortfall in total tonnes produced. Cost of sales as a percentage of net sales decreased to 104% in 2003 from 105% in 2002, due to the increase in newsprint selling prices offset by the increase in the unit costs of manufacturing as noted above.

The Company’s selling, general and administrative expenses increased by $0.2 million, or 17%, to $1.4 million in 2003 from $1.2 million in 2002. This increase was primarily attributable to additional legal fees paid in 2003.

As a result of the above factors, income from operations increased by $0.9 million to a loss of $5.1 million in 2003 from a loss of $6.0 million in 2002.

The Company’s interest expense increased by $0.9 million, or 7%, to $13.6 million in 2003 from $12.7 million in 2002, due to higher effective interest rates caused by changes to the Bank Credit Facility agreement in which interest rates are calculated and additional borrowing on the Company’s Revolving Credit Facility.

The Company’s other income including interest income increased by $0.9 million, to $0.7 million in 2003 from an expense of $0.2 million in 2002, mostly due to an asset conversion gain and related insurance payment in connection with a fire in the Company’s recycling facility.

As a result of the above factors, the Company reported a net loss of $18.0 million in 2003 compared to a net loss of $18.9 million in 2002.

2002 COMPARED TO 2001

Net sales decreased by $13.3 million, or 11.3%, to $104.5 million in 2002 from $117.8 million in 2001. The decrease was attributable to a 21.1% decrease in average net selling price for the Company’s products offset in part by a 12.4% increase in sales volumes to approximately 236,900 tonnes in 2002, from approximately 210,800 tonnes in 2001. The Company’s net selling price for newsprint decreased to an average of $441 per tonne in 2002 from an average net selling price of $559 per tonne in 2001.

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

The Company’s selling, general and administrative expenses decreased by $0.8 million, or 40.0%, to $1.2 million in 2002 from $2.0 million in 2001. This decrease was primarily attributable to the elimination of a non-recurring bad debt write-off of $0.6 million in 2001.

As a result of the above factors, income from operations decreased by $13.3 million to a loss of $6.0 million in 2002 from income of $7.3 million in 2001.

The Company’s interest expense decreased by $0.4 million, or 3.1%, to $12.7 million in 2002 from $13.1 million in 2001, due to reductions in interest rates offset in part by additional borrowing on the Company’s Revolving Credit Facility.

The Company’s other income including interest income decreased by $0.3 million, to an expense of $0.2 million in 2002 from income of $0.1 million in 2001. Due almost entirely to the insurance deductible cost resulting from a December 2002 fire in the Company’s recycling facility.

As a result of the above factors, the Company reported a net loss of $18.9 million in 2002 compared to a net loss of $5.7 million in 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal liquidity requirements have been for working capital, capital expenditures and debt service under the Company’s loan agreements. These requirements have been met through cash flows from operations and/or loans under the Company’s Revolving Credit Facility and through subordinated loans from Brant-Allen.

The Company’s cash and short-term investments at December 31, 2003 were approximately $2.5 million, representing an increase of approximately $1.9 million from $0.6 million at December 31, 2002. Net cash used by operating activities was $1.8 million for the year ended December 31, 2003. Net cash provided by financing activities (additional borrowings) was $11.0 million consisting of $1.0 million drawn under the Revolving Credit Facility and $10.0 million provided as a Subordinated Loan by Brant-Allen, which was later contributed to equity as part of an overall $15.0 million Brant-Allen Subordinated Loan to equity conversion. Cash used in investing activities (capital expenditures) was $7.2 million for the year ended December 31, 2003. While the Company anticipates that cash provided from operations in the future and borrowings under the Revolving Credit Facility will be sufficient to pay its operating expenses, satisfy debt-service obligations and fund capital expenditures, current market conditions have resulted in extreme financial constraints.

For the year ended December 31, 2003, the Company’s cash (used) by operating activities decreased by $9.1 million to ($1.8) million from ($10.9) million for the year ended December 31, 2002, primarily due to changes in working capital, increased selling prices and offset in part by higher cost of sales resulting in a net loss for the year ended December 31, 2003 of $18.0 million compared to net loss of $18.9 million for the year ended December 31, 2002.

The Company incurred capital expenditures of $7.2 million and $2.4 million during the years ended December 31, 2003 and 2002, respectively. The large increase in capital expenditures in 2003 was the result of installing a new headbox on the Company’s paper machine. Management anticipates that the Company’s total capital expenditures for the years 2004 and 2005 will primarily relate to existing capital projects in progress and maintenance of its newsprint facilities.

At December 31, 2003, the Company had approximately $141.7 million of indebtedness, consisting of borrowings of $0.3 million under long term purchase obligations, $24.0 million under the Revolving Credit Facility, $17.4 million under the Term Loan Facility, and $100.0 million under the Notes. In addition, $0.3 million was available in unused borrowing capacity under the Revolving Credit Facility.

As shown in the accompanying comparative financial statements the Company incurred net losses of $18.0 million, $18.9 million and $5.7 million for the years ended December 31, 2003, 2002 and 2001, respectively, and had an accumulated deficit of $60.9 million at December 31, 2003. As of December 31, 2003, the Company had approximately $0.3 million available under its Revolving Credit Facility to fund cash requirements. After January 5, 2004, the Company has fully drawn its available borrowings under the Revolving Credit Facility in connection with the refinancing of the Facility. As of January 5, 2004, the Company had no additional borrowing capacity under the Revolving Credit Facility. However, the Company has the ability to access approximately $6.7 million of additional capital equipment financing through the use of certain leasing options. Based on current market conditions, management anticipates being able to meet liquidity requirements for 2004; however there exists a range of reasonably possible outcomes which could significantly impact their ability to achieve the aforementioned.

The Company’s future operating performance and ability to service the Bank Credit Facilities and the Notes and repay other indebtedness of the Company will be subject to future economic conditions and the financial success of the Company’s business and other factors, many of which are not in the Company’s control, including changes in market prices for newsprint, fiber costs, electrical rates and future government requirements as to environmental discharges and recycling content in newsprint. The Company currently anticipates that in order to pay the principal amount of the Notes at maturity, the Company will be required to refinance such Notes or adopt one or more alternatives, including reducing or delaying capital expenditures or seeking additional equity capital or other additional financing. None of the affiliates of the Company are required to make any capital contributions or other payments to the Company with respect to the Issuer’s obligations on the Notes. Although the Company currently has no reason to believe that it will not be able to refinance the Notes at maturity, there can be no assurance that such refinancing or any alternative strategy could be effected upon satisfactory terms, if at all, or that any of the foregoing actions would enable the Company to make such principal payments on the Notes or that any of such actions would be permitted by the terms of any debt instruments of the Company or of any of the Company’s affiliates then in effect.

On March 27, 2003, the Company amended the Revolving Credit Facility to extend the due date to January 4, 2004. As a result the debt was reclassified to long-term as of December 31, 2002. On January 5, 2004, the Bank Credit Facility was refinanced with a financial lending institution at a rate of Libor plus a margin of 5.0%, this margin is adjustable downward upon the achievement in the future of certain financial operating results. See Fourth Amendment to the Bank Credit Agreement dated January 5, 2004, filed as Exhibit 10.1d to this annual report (the “Amendment”). According to the Amendment, the Revolver and Term loans mature on September 30, 2007.

CONTRACTUAL OBLIGATIONS

The table below summarizes future payments required under various contractual obligations as indicated below:

	(In thousands)
	2004	2005	2006	2007	2008	2009	Total
Long-Term Debt Obligations (1)	0	0	0	$141,444	0	0	$141,444
Capital Lease Obligations (2)	$37	$43	$45	$48	$50	$32	$255
TOTAL	$37	$43	$45	$141,492	$50	$32	$141,699

(1)	Long-Term Debt Obligations consists of (i) the principal outstanding under the Bank Credit Facility, which is due on September 30, 2007, in the total amount of $41.4 million and (ii) the principal under the Notes which is due December 1, 2007, in the amount of $100.0 million.
(2)	Capital Lease Obligations consist of a capital lease of 60 payments starting February 2004 for a piece of equipment.

RESTRICTIVE DEBT COVENANTS

The indenture dated December 1, 1997 between the Company, Bear Island Finance Company II, Soucy Inc., Bear Island Timberlands Company, L.L.C. (“Timberlands”), Brant-Allen and Crestar Bank, as trustee (the “Indenture”), restricts the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments or investments, consummate certain asset sales, enter into certain transactions with affiliates, impose restrictions on the ability of a subsidiary to pay dividends or make certain payments to the Company, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company. In addition, the Bank Credit Facilities contain other and more restrictive covenants and prohibit the Company from prepaying the Notes, except in certain circumstances. The Bank Credit Facilities also require the Company to maintain specified financial ratios and satisfy certain financial tests. The Company was deficient under several Financial Covenants under the Bank Credit Facilities at December 31, 2001. These deficiencies were permanently waived in connection with the aforementioned December 2002 Second Amendment to the Company’s Bank Credit Facilities.

ENVIRONMENTAL EXPENDITURES

The operation of the Mill is subject to extensive and changing environmental regulation by federal, state and local authorities, including those requirements that regulate discharges into the environment, waste management, and remediation of environmental contamination. Environmental permits are required for the operation of the Company’s businesses, and are subject to revocation, modification and renewal. Governmental authorities have the power to enforce compliance with environmental requirements and violators are subject to fines, injunctions, civil penalties and criminal fines. Third parties may also have the right to sue to enforce compliance with such regulations.

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

CRITICAL ACCOUNTING POLICIES

SEC Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of their financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates, and the differences could be material. The Company considers the following accounting policies to be critical policies which involve various estimation processes:

Allowance for Doubtful Accounts

The Company’s policy with respect to trade and notes receivable is to maintain an adequate allowance or reserve for doubtful accounts for estimated losses from the inability of the Company’s customers to make required payments. The process to estimate the collectibility of the Company’s trade accounts receivable consists of two steps. First the Company evaluates specific accounts for which we have information that the customer may have an inability to meet its financial obligations (e.g., bankruptcy). In these cases, using the Company’s judgment based on available facts and circumstances, the Company records a specific allowance for that customer against the receivable to reflect the amount we expect to ultimately collect. Second, the Company will then establish an additional reserve for all customers based on a range of percentages applied to aging categories, based on the Company’s best estimate. If the financial condition of the Company’s customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required.

Excess and Obsolete Inventory

The Company records allowances for excess and obsolete inventory based on historical and estimated future demand and market conditions. Additional inventory allowances may be required if future demand or market conditions are less favorable than the Company has estimated.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company is exposed to various market risk factors such as fluctuations in interest rates, as well as changes in the cost of raw materials and the selling price of newsprint. These risk factors can impact results of operations, cash flows and financial position. The Company manages these risks through regular operating and financing activities, and when necessary, the use of derivative financial instruments, such as interest rate swap contracts. These derivative instruments, when used, are with major financial institutions and are not for speculative or trading purposes. The Company does not have any derivative financial instruments.

The following analysis presents the effect on the Company’s earnings, cash flows and financial position as if the hypothetical changes in market risk factors impacted the Company’s December 31, 2003 financial statements. Only the potential impacts of these hypothetical assumptions are analyzed. The analysis does not consider other possible effects that could impact the Company’s business.

At year-end 2003, the Company carried $141.7 million of outstanding debt on its books, with $41.4 million of that total held at variable interest rates. Holding all other variables constant, if interest rates hypothetically increased by 10%, the impact on earnings and cash flow would be an increase to interest expense of $166,000. Conversely, if interest rates hypothetically decreased by 10%, with all other variables held constant, the change in interest expense would be a decrease to interest expense of $166,000.

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

ITEM 8. FINANCIAL STATEMENTS.

Certain statements in the financial statements and elsewhere in this report may constitute forward-looking statements. Because these forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed in or implied by the statements. Factors that could cause actual results to differ include, among other things: increased domestic or foreign competition; increases in capacity through construction of new mills or conversion of older facilities to produce competitive products; variations in demand for the Company’s products; changes in the cost for or the availability of raw materials, particularly market pulp, ONP, OMG, wood and electricity; the cost of compliance with new environmental laws and regulations; the pace of acquisitions; cost structure improvements; the success of new initiatives; integration of systems; the success of computer-based system enhancements; and general economic conditions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Vice President of Finance (the Company’s Principal Financial Officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Report. Based on such evaluation, the Company’s Chief Executive Officer and Vice President of Finance (the Company’s Principal Financial Officer) have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis information required to be disclosed by the Company in reports that it files or submits under the Exchange Act.

(b) Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information about the Company’s directors and executive officers:

NAME	AGE	POSITION
Peter M. Brant	56	Co-Chairman of the Board of Directors and Chief Executive Officer of the Company and Timberlands; Co-Chairman, and Chief Executive Officer of Brant-Allen; and Chief Executive Officer of Soucy Inc.

Joseph Allen	62	President, Co-Chairman of the Board of Directors, Chief Operating Officer and Secretary of the Company and Timberlands; Co-Chairman and Chief Operating Officer of Brant-Allen; and Chief Operating Officer of Soucy Inc.

Edward D. Sherrick	58	Vice President of Finance (Principal Financial Officer) and Director of the Company; Vice President of Finance of Timberlands; Senior Vice President and Chief Financial Officer of Brant-Allen; and Vice President of Soucy Inc.

Thomas E. Armstrong	66	Vice President of Sales and Manufacturing and Director of the Company; Vice President of Sales and Manufacturing of Timberlands; Executive Vice President of Brant-Allen; and Vice President of Soucy Inc.

Robert Flug	56	Director

Thomas M. Geiger	56	Director since April 25, 2003

Ira Yohalem	63	Director since March 9, 2004

The following table sets forth certain information about the Company’s key employees:

NAME	AGE	POSITION
Jacques Beauchesne	59	Mill Manager
Jeannine Paul	42	Human Resources Manager
Seth Hobart	51	Financial Manager
David Crooks	45	Manager of Engineering, Maintenance and Government Affairs of the Company

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

EDWARD D. SHERRICK. Mr. Sherrick is Vice President of Finance (Principal Financial Officer) and a Director of the Company, Vice President of Finance of Timberlands, Senior Vice President and Chief Financial Officer of Brant-Allen and Vice President of Soucy Inc. He has been with the Company and Brant-Allen for over 25 years.

THOMAS E. ARMSTRONG. Mr. Armstrong is Vice President of Sales and Manufacturing and a Director of the Company, Vice President of Sales and Manufacturing of Timberlands, Executive Vice President of Brant-Allen and Vice President of Soucy Inc. He has been an executive officer of the Company and Brant-Allen for over 30 years and has been involved in the sale and marketing of the Company’s newsprint as well as overseeing mill operations.

ROBERT FLUG. Mr. Flug was appointed a Director of the Company in November 1997. Mr. Flug has been the President and Chief Executive Officer of S.I. Danielle, Inc., a junior apparel manufacturer, since 1987. Mr. Flug is also a director at Take-Two Interactive Software, Inc.

THOMAS M. GEIGER. Mr. Geiger was appointed a Director of the Company in April 2003. Mr. Geiger has been a Partner in the law firm of Oxman Tulis Kirkpatrick Whayatt & Geiger LLP or by firms that were predecessors thereto, since 1991.

IRA YOHALEM. Mr. Yohalem was appointed a Director of the Company in March 2004. Mr. Yohalem has been a Partner in the accounting firm of Yohalem Gillman & Company LLP since 1973.

JACQUES BEAUCHESNE. Mr. Beauchesne joined the Company in February 2001 as Mill Manager. From 1993 to 2000 Mr. Beauchesne was with Weavexx Corporation as Vice President Sales – North America.

JEANNINE PAUL. Mrs. Paul joined the Company in August 2003 and was named Human Resources Manager of the Company in January 2004. From 1986 to 2003 Mrs. Paul was with Weavexx Corporation with last position held being Director Human Resources.

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

CODE OF ETHICS

In 2004, a Code of Ethics was adopted by the Company in order to promote honest and ethical conduct and compliance with the laws and governmental rules and regulations to which it is subject. The Chief Executive Officer and senior financial officers of the Company are expected to be familiar with the Code of Ethics and to adhere to its principles and procedures. The Company will provide to any person without charge, upon request, a copy of such Code of Ethics. Persons interested in receiving a copy of the Company’s Code of Ethics should contact Eric Goebel at (203) 661-3344.

AUDIT COMMITTEE FINANCIAL EXPERT

The Company has an audit committee of the board of directors consisting of Robert Flug, Thomas M. Geiger and Ira Yohalem. Ira Yohalem is a “financial expert” as such term is defined under the Exchange Act.

AUDIT COMMITTEE PRE-APPROVAL POLICIES DISCLOSURE

The Company’s Audit Committee is responsible for appointing the Company’s independent auditor and approving the terms of the independent auditor’s services. The Audit Committee has established a policy for the pre-approval of all audit and permissible non-audit services to be provided by the independent auditor. This policy describes the permitted audit, audit-related, tax and other services (collectively, the “Disclosure Categories”) that the independent auditor may perform. The policy requires that prior to the beginning of each fiscal year, a description of the services (the “Service List”) anticipated to be performed by the independent auditor in each of the Disclosure Categories in the ensuing fiscal year be presented to the Audit Committee for approval. Any requests for audit, audit-related, tax and other services not contemplated by the Service List must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the authority to grant specific pre-approval between meetings, as necessary, has been delegated to the Chairman of the Audit Committee. The Chairman updates the full Audit Committee at the next scheduled meeting for any interim approvals granted. The policy contains a de minimis provision that operates to provide retroactive approval for permissible non-audit services under certain circumstances.

The Audit Committee considered the non-audit services provided by PricewaterhouseCoopers and determined that the provision of all such services was compatible with maintaining PricewaterhouseCoopers’ independence.

ITEM 11. EXECUTIVE COMPENSATION.

No executive officer of Brant-Allen was paid any compensation by the Company between 2001 and 2003. All officers of the Company who also serve as officers of Brant-Allen have received and will continue to receive compensation from and, except as noted in the following paragraph, participate in employee benefit plans and arrangements sponsored by Brant-Allen, including, but not limited to, employee insurance, long term disabilities, medical and other plans which are maintained by Brant-Allen or which may be established by Brant-Allen in the future except as noted in the following paragraph, these officers are not entitled to participate in the Company’s employee benefit plans and arrangements.

Effective as of March 15, 1999, the Brant-Allen Industries, Inc. Incentive Profit-Sharing Plan was merged with and into the Bear Island Paper Company, L.P. Thrift Plan. Brant-Allen also adopted both the Company’s Thrift Plan effective for employee 401(k) contributions and employer matching contributions as of April 1, 1999 and for other contributions as of January 1, 1999 and the Company’s Retirement Plan effective as of January 1, 1999. Brant-Allen contributes the amount of employer contributions due on behalf of its employees under such plans.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

RELATIONSHIP WITH BRANT-ALLEN

Brant-Allen owns all of the equity in the Company, Timberlands and Soucy Inc. Brant-Allen is a subchapter S corporation jointly owned by Mr. Peter Brant and Mr. Joseph Allen. Mr. Brant serves as Brant-Allen’s Chairman of the Board and Chief Executive Officer and also as Chairman of the Board of Directors and Chief Executive Officer of the Company and Timberlands and Chief Executive Officer of Soucy Inc. Mr. Allen serves as Brant-Allen’s President and Chief Operating Officer and also as President and Chief Operating Officer of the Company and Timberlands and Chief Operating Officer of Soucy Inc. The other officers of Brant-Allen, Mr. Edward Sherrick and Mr. Thomas Armstrong, are also directors of the Company.

In May 2002, Brant-Allen provided $5.0 million as a subordinated loan to the Company and during the year ended 2003 Brant-Allen provided an additional $10.0 million of subordinated loans. These subordinated loans were transferred to the Company’s capital as of December 31, 2003.

Brant-Allen may engage in a variety of transactions with the Company, Timberlands and/or Soucy. These transactions are expected to include the sale and marketing of the newsprint produced by the Company and Soucy and the provision of management and other services described below to the Company and Soucy.

MANAGEMENT SERVICES AGREEMENT

Concurrently with the closing of the Acquisition, the Company entered into the Management Services Agreement with Brant-Allen. Pursuant to the Management Services Agreement, Brant-Allen will continue to provide the Company with senior management treasury, financial and administrative (including marketing and sales) services. For these services, Brant-Allen will continue to be entitled to a monthly fee, payable in advance, calculated at the rate of 3% of the Company’s net sales less transportation costs, of which since December 1, 1997, as a result of the Company’s debt agreements, one third is payable in cash with the remainder contributed to the Company’s capital. Effective April 1, 2000 the Management Service Agreement was amended to reduce the management fees payable to Brant-Allen to 1% of the Company’s net sales less transportation costs of which 100% is payable in cash. This fee amounted to $972,000, $984,000 and $1,120,000 for the years ended December 31, 2003, 2002 and 2001, respectively. See the accompanying financial statements of the Company. The Management Services Agreement has a term of five years and is automatically renewable for successive five-year terms unless terminated earlier by either party giving two years written notice. The Management Services Agreement contains customary indemnification provisions.

ARRANGEMENTS WITH TIMBERLANDS

The Company shares employees, facilities and record keeping systems with Timberlands, and the Company charges Timberlands monthly for its share of these costs. Accordingly, these shared employees receive benefits under the Company’s defined contribution retirement plan and are eligible to participate in the Company’s thrift plan. Costs associated with these plans are reimbursed monthly by Timberlands. Amounts paid to the Company for shared costs, which are included in selling, general and administrative expenses, approximated $16,000, $8,000 and $16,000, during the years ended December 31, 2003, 2002 and 2001, respectively. See the accompanying financial statements of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following fees were billed by and paid to the Company’s independent auditors, PricewaterhouseCoopers LLP.

	2003	2002
Audit Fees	$168,000	$158,800
Audit Related Fees	16,947	12,000
Tax Fees	1,360	1,220
All Other Fees	0	0

Total	$186,307	$172,020

Audit related fees consist mainly of benefit plans audits and related expenses incurred. Tax fees are for work done in connection with filing tax returns for the Company.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Exhibits and Financial Statements

(1)	See Index to Financial Statements and Schedule of Bear Island Paper Company, L.L.C. on page 23.

(2)	Financial Statement Schedule of Bear Island Paper Company, L.L.C.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	Exhibits

2.1	The Partnership Interest Sale Agreement, dated as of December 1, 1997, by and among Dow Jones Virginia Company Inc., Newsprint, Inc. and Brant-Allen.*

3.1	Articles of Organization of the Company.*

3.2	Operating Agreement of the Company.*

4.1a	Indenture, dated as of December 1, 1997, among the Registrants, Timberlands, Soucy Inc. and Crestar Bank, as Trustee, relating to the Notes.*

4.1b	Supplemental Indenture, dated November 11, 2003, among the Registrants, Timberlands and Crestar Bank, as Trustee.***

4.2	Registration Rights Agreement, dated December 1, 1997, among the Registrants and TD Securities (USA), Inc. and Salomon Brothers Inc, as Initial Purchasers.*

4.3	Intercreditor Agreement, dated as of December 1, 1997, among the Registrants, Brant-Allen, Toronto Dominion (Texas), Inc. and Crestar Bank.*

4.4	Deed of Trust dated as of December 1, 1997, by and between the Company and Crestar Bank, as Trustee. *

4.5	Company Pledge and Security Agreement, dated as of December 1, 1997, by and between the Company and Crestar Bank, as Trustee.*

4.6	Hypotech Agreement, dated as of December 1, 1997, by and between Brant-Allen and Crestar Bank, as Trustee.*

4.7	Subordinated Intercompany Note, dated as of May 31, 2002, by and between Bear Island Paper Company, L.L.C. and Brant-Allen Industries, Inc.**

10.1	Bank Credit Agreement, dated as of December 1, 1997, by and among the Company, TD Securities (USA), Inc., Toronto Dominion (Texas), Inc., Christiania Bank OG Kreditkass ASA, Keyport Life Insurance Company, Prime Income Trust, Deeprock & Company, Merrill Lynch Senior Floating Rate Fund, Inc. and Van Kampen American Capital Prime Rate Trust.*

10.1a	First Amendment to the Bank Credit Agreement, dated as of May 29, 2002.**

10.1b	Second Amendment to the Bank Credit Agreement, dated as of December 13, 2002.**

10.1c	Third Amendment to the Bank Credit Agreement, dated as of March 27, 2003.**

10.1d	Fourth Amendment to the Bank Credit Agreement, dated as of January 5, 2004.

10.2	The Management Services Agreement, dated as of December 1, 1997, by and among the Company and Brant-Allen.*

10.3	The Wood Supply Agreement, dated as of December 1, 1997, by and among the Company and Timberlands.*

10.4	The Newsprint Purchase Agreement, dated as of May 19, 1978, by and between the Company and the Dow Jones & Co., Inc.*

10.4a	Amendments to Newsprint Purchase Agreement, dated as of April 1, 1987, December 10, 1991, August 10, 1993 and April 22, 1996. *

10.5	The Newsprint Purchase Agreement, dated as of May 19, 1978, by and between the Company and The Washington Post.*

10.5a	Amendments to Newsprint Purchase Agreement, dated as of December 10, 1991, August 10, 1993 and April 22, 1996. *

21.1	Subsidiaries of the Company.*

31.	Certifications of the Chief Executive Officer, Chief Operating Officer and Vice President of Finance (Principal Financial Officer) of the Company.

32.	Certifications of the Chief Executive Officer and Vice President of Finance (Principal Financial Officer) of the Company.

*	Previously filed as an exhibit to the Company’s registration statement on Form S-4 Registration No. 333-42201, as amended, and incorporated herein by reference.
**	Previously filed as an exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 31, 2003.
***	Previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2003 filed with the Commission on November 14, 2003.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE OF BEAR ISLAND

PAPER COMPANY, L.L.C.

BEAR ISLAND PAPER COMPANY, L.L.C.

Report of Independent Auditors

Balance Sheets—December 31, 2003 and 2002

Statements of Operations—Years ended December 31, 2003, 2002 and 2001

Statements of Changes in Member’s Interest—Years ended December 31, 2003, 2002 and 2001

Statements of Cash Flows—Years ended December 31, 2003, 2002 and 2001

Schedule II	Report of Independent Auditors

Valuation and Qualifying Accounts

Bear Island Paper

Company, L.L.C.

(A Virginia Limited Liability Corporation)

Financial Statements

December 31, 2003 and 2002

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE OF BEAR ISLAND

PAPER COMPANY, L.L.C.

BEAR ISLAND PAPER COMPANY, L.L.C.

Report of Independent Auditors

Balance Sheets—December 31, 2003 and 2002

Statements of Operations—Years ended December 31, 2003, 2002 and 2001

Statements of Changes in Member’s Interest—Years ended December 31, 2003, 2002 and 2001

Statements of Cash Flows—Years ended December 31, 2003, 2002 and 2001

Schedule II	Report of Independent Auditors

Valuation and Qualifying Accounts

Bear Island Paper Company, L.L.C.

(A Virginia Limited Liability Corporation)

Balance Sheets

December 31, 2003 and 2002

	December 31,
	2003	2002
Assets
Cash and short-term investments	$2,532,451	$562,173
Accounts receivable
Trade, less allowance for doubtful accounts of $67,778 in 2003 and 2002, respectively	10,321,399	11,671,300
Affiliates	103,193	381,326
Other	19,464	148,698
Inventories, net	10,910,630	9,970,721
Other current assets	942,818	967,944

Total current assets	24,829,955	23,702,162

Property, plant and equipment, at cost	228,745,231	220,840,724
Less accumulated depreciation and depletion	(67,423,680)	(55,498,754)

Net property, plant and equipment	161,321,551	165,341,970

Deferred financing costs, net of accumulated amortization of $4,057,445 and $3,251,305 in 2003 and 2002, respectively	4,011,061	4,767,201

	$190,162,567	$193,811,333

Liabilities
Accounts payable and accrued expenses	$10,438,928	$8,627,114
Current portion of capital lease obligations	37,184	—
Due to affiliates	3,474,369	2,108,583
Interest payable	840,718	947,115

Total current liabilities	14,791,199	11,682,812

Capital lease obligations	218,066	—
Related party debt	—	5,000,000
Long-term debt	141,444,121	140,444,121

	141,662,187	145,444,121

	156,453,386	157,126,933

Equity
Member’s interest	94,581,074	79,581,074
Accumulated deficit	(60,871,893)	(42,896,674)

Total member’s interest	33,709,181	36,684,400

	$190,162,567	$193,811,333

The accompanying notes are an integral part of the financial statements.

Bear Island Paper Company, L.L.C.

(A Virginia Limited Liability Corporation)

Statements of Operations

Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Sales	$103,087,167	$104,491,417	$117,845,511
Cost of sales	106,770,770	109,251,932	108,509,114

Gross profit (loss)	(3,683,603)	(4,760,515)	9,336,397
Selling, general and administrative expenses
Management fees to affiliate	971,587	983,549	1,119,872
Other direct	471,131	209,594	965,325

Income (loss) from operations	(5,126,321)	(5,953,658)	7,251,200

Other income (expense)
Interest income	9,002	36,943	103,017
Interest expense	(13,570,059)	(12,736,141)	(13,076,428)
Other income (expense)	712,159	(250,000)	—

	(12,848,898)	(12,949,198)	(12,973,411)

Net loss	$(17,975,219)	$(18,902,856)	$(5,722,211)

The accompanying notes are an integral part of the financial statements.

Bear Island Paper Company, L.L.C.

(A Virginia Limited Liability Corporation)

Statements of Changes in Equity

Years Ended December 31, 2003, 2002 and 2001

	Member’s Interest	Retained Earnings (Accumulated Deficit)	Total
Balance, December 31, 2000	$79,581,074	$(16,319,463)	$63,261,611
Tax distributions to parent	—	(1,952,144)	(1,952,144)
Net loss	—	(5,722,211)	(5,722,211)

Balance, December 31, 2001	79,581,074	(23,993,818)	55,587,256
Net loss	—	(18,902,856)	(18,902,856)

Balance, December 31, 2002	79,581,074	(42,896,674)	36,684,400
Capital contribution from parent	15,000,000	—	15,000,000
Net loss	—	(17,975,219)	(17,975,219)

Balance, December 31, 2003	$94,581,074	$(60,871,893)	$33,709,181

The accompanying notes are an integral part of the financial statements.

Bear Island Paper Company, L.L.C.

(A Virginia Limited Liability Corporation)

Statements of Cash Flows

Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Operating activities
Net loss	$(17,975,219)	$(18,902,856)	$(5,722,211)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation	12,133,177	11,912,484	11,359,628
Depletion	92,194	49,726	—
Amortization of deferred financing costs	806,140	734,863	663,602
Increase in allowance for obsolescence	—	120,425	180,000
Loss on disposal/writedown of property, plant and equipment	122,458	131,584	202,797
Changes in operating assets and liabilities
Accounts receivable	1,757,268	(3,538,492)	5,429,053
Inventories	(939,909)	2,574,373	(194,441)
Other current assets	25,126	(308,096)	(167,826)
Accounts payable and accrued expenses	951,150	(4,946,550)	4,547,287
Due to affiliate	1,365,786	1,238,404	493,151
Interest payable	(106,397)	13,110	(100,039)

Net cash (used in) provided by operating activities	(1,768,226)	(10,921,025)	16,691,001

Investing activities
Purchases of property, plant and equipment	(7,246,830)	(2,403,102)	(13,877,237)
Proceeds from disposition of property, plant and equipment	35,334	—	—

Net cash used in investing activities	(7,211,496)	(2,403,102)	(13,877,237)

Financing activities
Payment of deferred financing costs	(50,000)	—	—
Tax distributions to parent	—	—	(1,952,144)
Principal payments on long-term debt	—	—	(6,064,155)
Principal payments on long-term purchase obligations	—	—	(93,494)
Proceeds from issuance of long-term debt	1,000,000	8,000,000	5,500,000
Proceeds from subordinated intercompany note	10,000,000	5,000,000	—

Net cash provided by (used in) financing activities	10,950,000	13,000,000	(2,609,793)

Net increase (decrease) in cash and short-term investments	1,970,278	(324,127)	203,971
Cash and short-term investments, beginning of period	562,173	886,300	682,329

Cash and short-term investments, end of period	$2,532,451	$562,173	$886,300

Supplemental disclosures of cash flow information
Cash paid for interest	$12,870,316	$11,924,501	$12,512,865

The accompanying notes are an integral part of the financial statements.

Bear Island Paper Company, L.L.C.

(A Virginia Limited Liability Corporation)

Statements of Cash Flows

Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Noncash investing and financing activities
Accounts payable for purchase of equipment	$860,664	$—	$—

Increase in property, plant and equipment and long-term purchase obligations for equipment acquisition	$255,250	$—	$—

Subordinated note contributed to capital by parent	$15,000,000	$—	$—

The accompanying notes are an integral part of the financial statements.

Bear Island Paper Company, L.L.C.

Notes to Financial Statements

December 31, 2003 and 2002

1.	Description of Business

Bear Island Paper Company, L.L.C., a Virginia limited liability corporation (the “Company”), located in Doswell, Virginia, is a producer of high quality newsprint suitable for four-color printing whose customers include leading newspaper publishers in the United States of America. The Company is a wholly owned subsidiary of Brant-Allen Industries, Inc. (“Brant-Allen”), a Delaware corporation.

2.	Business Conditions and Liquidity

As shown in the accompanying comparative statements of operations and balance sheets, the Company incurred net losses of $17,975,219, $18,902,856 and $5,722,211 for the years ended December 31, 2003, 2002 and 2001, respectively, and had an accumulated deficit of $60,871,893 at December 31, 2003. The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

In the past Brant-Allen has made subordinated loans to the Company aggregating $15 million. In December 2003 recognizing the Company’s need for additional Equity Capital, Brant-Allen converted these loans to Equity. Although not legally committed, Brant-Allen has indicated its willingness to continue to support the Company. As of December 31, 2003, the Company had approximately $0.3 million in available borrowings under its Revolving Credit Facility (see Note 7) to fund cash requirements. After January 5, 2004, the Company has fully drawn its available borrowings under the Revolving Credit Facility in connection with the refinancing of the Facility (see Note 12). As of January 5, 2004, the Company had no additional borrowing capacity under the Revolving Credit Facility. However, the Company has the ability to access approximately $6.7 million of additional capital equipment financing through the use of certain leasing options. Based on current market conditions, management anticipates being able to meet liquidity requirements for 2004; however, there exists a range of reasonably possible outcomes which could significantly impact their ability to achieve the aforementioned.

3.	Summary of Significant Accounting Policies

Cash and Short-Term Investments

Cash and short-term investments include all cash balances and highly liquid investments. Short-term investments are stated at cost, which approximates market value. For purposes of the statements of cash flows, the Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories

Finished goods and raw materials inventories are valued at the lower of cost or market, with cost determined on the first-in, first-out (“FIFO”) basis. Stores inventories are valued at the lower of average cost or market and are shown net of an allowance for obsolescence at December 31, 2003 and 2002 of approximately $915,735 and $1,225,679, respectively.

Bear Island Paper Company, L.L.C.

Notes to Financial Statements

December 31, 2003 and 2002

Property, Plant and Equipment

The costs of major renewals and betterments are capitalized while the costs of maintenance and repairs are charged to income as incurred. When properties are sold or retired, their cost and the related accumulated depreciation or depletion are eliminated from the accounts and the gain or loss is reflected in income. The Company capitalizes interest costs as part of the cost of constructing significant assets. There were no capitalized interest costs during the three years ended December 31, 2003.

The carrying value of property, plant and equipment is evaluated whenever significant events or changes occur that might indicate an impairment through comparison of the carrying value to total undiscounted cash flows. No impairment charges were recorded in the three years ended December 31, 2003.

Repair and Maintenance

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

Depreciation and Depletion

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

Deferred Financing Costs

Costs directly associated with the issuance of debt have been deferred and are being amortized using the interest method over the life of the related debt.

Income Taxes

No provision for income taxes is required in the financial statements since the member is liable for any income tax that may be payable on the Company’s taxable income. The tax bases of the Company’s net assets was $107.8 million and $106 million lower than the reported amounts for those same net assets at December 31, 2003 and 2002, respectively. The substantial majority of this difference is comprised of basis differences in property, plant and equipment.

Revenue Recognition

Sales are recognized by the Company at the time title and risk of loss transfers to the customer, which generally occurs at the point of shipment of the newsprint to the customer.

Shipping and Handling Expenses

Costs incurred for shipping and handling expenses for the year ended December 31, 2003, 2002 and 2001 of $5.9 million, $6.1 million and $5.9 million, respectively, are included in cost of sales in the Statement of Operations.

Bear Island Paper Company, L.L.C.

Notes to Financial Statements

December 31, 2003 and 2002

Estimates

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

Derivatives

The Company records all derivative instruments on the balance sheet as assets or liabilities, measured at fair market value. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The Company did not utilize any derivative instruments during the three years ended December 31, 2003.

Fair Value of Financial Instruments

The fair value of the Company’s long-term debt is estimated using discounted cash flow analyses based on the incremental borrowing rates currently available to companies with loans of similar terms and maturity. The fair value of trade receivables and payables approximates the carrying amount because of the short maturity of these instruments.

Risks and Uncertainties

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, short-term investments and accounts receivable. The Company’s cash balance is maintained at a major financial institution. Short-term investments, which consist of U.S. government securities, are with a high-credit-quality financial institution. Accounts receivable consist principally of trade accounts receivable resulting primarily from sales to newspaper publishers. Credit is extended to customers after an evaluation of creditworthiness. Generally, the Company does not require collateral or other security from customers for trade accounts receivable. Substantially all of the Company’s customers operate in the printing sectors, consequently their ability to honor their obligations are dependent upon the financial strength of the printing and publishing sectors. The Company’s customers are primarily located in the eastern United States.

In 2001, the Company recorded a $0.6 million bad debt write-off directly to selling, general and administrative expenses in the statements of operations.

The Company has five customers whose sales represent a significant portion of sales. Sales to one of these customers approximated 19%, 21% and 11% for the years ended December 31, 2003, 2002 and 2001, respectively. Sales to a second customer approximated 13%, 10% and 16% for the years ended December 31, 2003, 2002 and 2001, respectively. Sales to a third customer approximated 19%, 22% and 16% for the years ended December 31, 2003, 2002 and 2001, respectively. Sales to a fourth customer approximated 8%, 9% and 14% for the years ended December 31, 2003, 2002 and 2001, respectively. Sales to a fifth customer approximated 18%, 16% and 14% for the years ended December 31, 2003, 2002 and 2001, respectively.

Bear Island Paper Company, L.L.C.

Notes to Financial Statements

December 31, 2003 and 2002

Newsprint Sales, the sales division of Brant-Allen, has entered into certain supply contracts, as amended, (the “Supply Contracts”) with two customers. Under the terms of the Supply Contracts, as amended, Newsprint Sales is required to provide to these customers certain fixed volumes of newsprint at prices determined annually, through December 31, 2004.

4.	Related-Party Transactions

All sales and related collections are made by Newsprint Sales, a division of Brant-Allen, on behalf of the Company. Brant-Allen provides similar sales and collection activities for F.F. Soucy, Inc. (“Soucy, Inc.”), an affiliated Canadian newsprint company 100% owned by Brant-Allen. As part of the Term Loan and Revolving Loans (see Note 7), Brant-Allen entered into a cash collateral agreement on December 1, 1997 (the “Collateral Agreement”). The Collateral Agreement requires that collections of the Company’s receivables by Newsprint Sales be remitted to the Company within two days of receipt. The Company received payments of approximately $156,000, $174,500 and $0 from Brant-Allen as reimbursement for expenses incurred on behalf of Brant-Allen during the years ended December 31, 2003, 2002 and 2001, respectively. Additionally, the Company received payments of approximately $59,400, $82,900 and $101,900 from Soucy, Inc. for expenses incurred on behalf of Soucy, Inc. during the years ended December 31, 2003, 2002 and 2001, respectively.

In 2002, the Company sold cull inventory to Soucy, Inc. for $316,000. There was no such transaction in 2003.

A component of selling, general and administrative expenses as shown on the statements of operations includes aggregate management fees charged to the Company by Brant-Allen. The management fees include senior management, treasury, financial, marketing and sales services. The management fees represent 1% of the Company’s annual net sales. There are restrictions on payment of the management fee as described in Note 7. The level of these fees that would be incurred if the Company operated on a stand-alone basis are not practicably determinable.

The Company charged Bear Island Timberlands Company L.L.C. (“Timberlands”), an affiliated company owned 100% by Brant-Allen, for certain administrative and other expenses. These charges approximated $16,000, $8,000 and $16,000 during the years ended December 31, 2003, 2002 and 2001, respectively.

The Company’s net receivables and payables with their affiliates were as follows:

	December 31,
	2003	2002
Due to Brant-Allen	$(2,374,742)	$(1,466,751)
Due to Soucy, Inc.	(640,442)	(288,630)
Due to Timberlands	(459,185)	(353,202)
Due from (to) Newsprint Sales	75,279	370,266
Due from (to) Soucy, Inc. and Partners	27,914	11,060

Bear Island Paper Company, L.L.C.

Notes to Financial Statements

December 31, 2003 and 2002

5.	Inventories

Inventories, net consisted of:

	December 31,
	2003	2002
Raw materials	$1,859,434	$1,749,443
Stores	6,610,980	6,680,087
Finished goods	2,440,216	1,541,191

	$10,910,630	$9,970,721

6.	Property, Plant and Equipment

Property, plant and equipment are stated at cost and consist of the following:

	December 31,
	2003	2002
Land	$1,548,847	$1,548,847
Timberlands	1,568,972	1,568,972
Building	28,412,280	28,412,280
Machinery and equipment	194,978,887	183,818,690
Construction in progress	2,236,245	5,491,935

	228,745,231	220,840,724
Less accumulated depreciation and depletion	(67,423,680)	(55,498,754)

Total	$161,321,551	$165,341,970

During the year ended December 31, 2003, the Company purchased a piece of equipment under a capital lease obligation with a remaining outstanding balance of $255,250 at December 31, 2003.

Bear Island Paper Company, L.L.C.

Notes to Financial Statements

December 31, 2003 and 2002

7.	Long-Term Debt

Long-term debt consisted of:

	December 31,
	2003	2002
Senior Secured Notes bearing interest at 10% (interest payable semi-annually beginning June 1, 1998); due December 1, 2007	$100,000,000	$100,000,000

Term Loan Facility bearing interest at prime plus 2.5% effective December 13, 2002 (6.5% and 6.25% at December 31, 2003 and 2002, respectively). Prior to the increase, the interest rate was LIBOR plus 3.00% until May 29, 2002 at which time the rate increased to LIBOR plus 3.25% (weighted average rate of 6.5% and 4.68% at December 31, 2003 and 2002, respectively); remaining balance due September 30, 2007 (see Note 12)	17,444,121	17,444,121

Revolving Credit Facility bearing interest at: (i) Prime plus 2.5% effective December 13, 2002 (6.5% and 6.25% at December 31, 2003 and 2002, respectively). From May 29, 2002 to December 13, 2002, the interest was LIBOR plus 3%. Prior to May 29, 2002, the interest rate was LIBOR plus 2.75% (weighted average rate of 6.5% and 4.89% for $24,000,000 and $20,000,000 of borrowings for the years ended December 31, 2003 and 2002, respectively) with interest due monthly; and (ii) Prime plus 2.25% (weighted average rate of 6.404% for the year ended December 31, 2002) for $3,000,000 of borrowings at December 31, 2002, with interest due quarterly. Balance is due September 30, 2007 (see Note 12).

	24,000,000	23,000,000

Subordinated intercompany note; non-interest bearing	—	5,000,000

	141,444,121	145,444,121
Less amounts classified as current	—	—

Total long-term debt	$141,444,121	$145,444,121

On December 1, 1997, the Company sold $100 million of Senior Secured Notes (the “Notes”) in a private placement. On December 1, 1997 the Company also entered into Indenture Agreements for a $70 million Term Loan Facility (“Term Loan”) and a $50 million Revolving Credit Facility (“Revolving Loan”). The proceeds from the Notes, Term Loan and Revolving Loan were used by the Company to purchase the 70% interest of the predecessor, Bear Island Paper Company, L.P., which was owned by subsidiaries of Dow Jones & Company, Inc. and The Washington Post Company.

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

Bear Island Paper Company, L.L.C.

Notes to Financial Statements

December 31, 2003 and 2002

The Notes are redeemable, together with accrued interest, at the option of the Company, in whole or in part, at any time on or after December 1, 2003, with sufficient notice at the redemption prices set forth below calculated beginning on December 1 of the years indicated:

Year	Redemption Price
2004	101.667%
2005 and thereafter	100.000

The Term Loan and Revolving Loan are redeemable at the option of the Company, in whole or in part, at any time without premium or penalty upon irrevocable notice delivered to the administrative agent. Elective partial prepayments on the Term Loan or Revolving Loan shall be in an aggregate principal amount of $5,000,000 or a whole multiple thereof. Prepayment of the Term Loan and Revolving Loan is required to the extent of any excess cash flow (“ECF”), as computed on the ECF date.

The Notes are collateralized by (i) a second priority security interest in all real property of the Company and all personal property of the Company, to the extent such personal property is assignable, and (ii) a second priority security interest in 100% of the membership interests in Timberlands.

The Term Loan and Revolving Loan are partly collateralized by (i) a first priority security interest in a substantial portion of the assets of the Company and (ii) a first priority security interest in 100% of Brant-Allen’s membership interest in Timberlands.

The most restrictive covenants of the Notes, Term Loan and Revolving Loan state that the Company has a limitation on incurring additional indebtedness, making restricted payments, creating, incurring or assuming any liens, making sales of capital stock of subsidiaries, transactions with affiliates, and sale of assets. Furthermore under the Notes, the Company is not permitted to pay management fees to Brant-Allen in excess of 1% of the Company’s net sales.

In 2002 certain financial covenants were modified by the lenders in a second amendment to the Indenture Agreements and past defaults were permanently waived. In addition, Brant-Allen guaranteed to provide up to $10 million of additional funding to the Company in the form of additional subordinated noninterest bearing intercompany notes (“subordinated notes”) should it be needed. In 2003 and 2002, Brant-Allen provided $10 million and $5 million in subordinated notes to the Company respectively, totalling $15 million as of December 31, 2003. Under Board approval, the $15 million of Brant-Allen subordinated notes were contributed to the Company’s equity as of December 31, 2003.

Pursuant to lenders agreement dated December 13, 2002, interest on the Revolving Credit Facility was effectively adjusted to Prime plus 2.5%. On March 27, 2003, the Company amended the Revolving Credit Facility to extend the due date to January 4, 2004. As a result, the debt was reclassified to long-term as of December 31, 2002. In January 2004 the Revolving Loan and the Term Loan were refinanced (see Note 12).

Bear Island Paper Company, L.L.C.

Notes to Financial Statements

December 31, 2003 and 2002

The fair values of the Term Loan and Revolving Loan approximate carrying values at December 31, 2003 and 2002. The fair value of the Notes was $87,500,000 and $85,000,000 at December 31, 2003 and 2002, respectively.

Maturities on long-term debt for the three years after 2004 are approximately as follows: 2005—$0; 2006—$0; and 2007—$141,444,121.

As disclosed above, the Company’s $100 million Senior Notes become payable in December 1, 2007. The Company does not anticipate being able to repay these notes from operating cash flows and intends to refinance these Notes prior to their maturity.

8.	Capital Lease Obligations

Future minimum lease payments under a scheduled capital lease that has remaining noncancellable terms in excess of one year are as follows:

(Amounts in thousands)
2004	$48,287
2005	52,676
2006	52,676
2007	52,676
2008	52,676
2009 and thereafter	31,655

Total minimum payments	290,646
Amount representing interest	(35,396)

Obligations under capital lease	255,250
Obligations due within one year	(37,184)

Long-term obligations under capital lease	$218,066

9.	Letters of Credit

In accordance with requirements of the Virginia Department of Environmental Quality, the Company has outstanding irrevocable standby letters of credit of $641,000 and $76,000 to cover potential closure and post-closure costs associated with the Company’s landfills. Refer to note 11 for further information regarding the environmental liabilities.

10.	Employee Benefit Plans

The Company provides a defined contribution money purchase retirement plan for substantially all employees. The annual cost of the Company’s contributions to the plan, which is currently funded, is based on a percentage of the compensation of participants.

Bear Island Paper Company, L.L.C.

Notes to Financial Statements

December 31, 2003 and 2002

The Company provides a thrift plan for substantially all employees which incorporates the provisions of Internal Revenue Code Subsection 401(k), whereby employees can make voluntary, tax-deductible contributions within specified limits. The Company matched employee contributions at 60% during the years ended December 31, 2003, 2002 and 2001, up to a maximum of 6% of an employee’s base pay. The Company’s expense for both plans approximated $1,096,000, $992,000 and $1,156,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

11.	Contingencies and Commitments

Environmental

The Company purchased a landfill in 1997, which is no longer active. However, the Company is required to monitor groundwater to ensure there is no leeching into the nearby water supply. The Company was required to continue this monitoring through the end of 2003 at which point if there has been no leeching, the Company will not have any additional expenses. For landfills that are still active, the Company had approximately $307,000 and $300,000 accrued for landfill capping liabilities at December 31, 2003 and 2002, respectively.

Other expenses

The Company had a fire in its recycling facility in December 2002. As of December 31, 2002, the insurance deductible of $250,000 was expensed under other expense on the Statement of Operations and costs of $111,000 were deferred on the balance sheet to be offset against insurance proceeds when received. In 2003 the claim, including business interruption, was settled with an insurance payment of $988,425. A gain on the involuntary conversion of $712,159 was recorded in other income.

Guarantees and indemnifications

In the ordinary course of business, the Company enters into agreements for the supply of goods or services to customers that provide warranties to the customer on one or more of the following: (i) the quality of the goods and services supplied by the Company; (ii) the performance of the goods supplied by the Company; and (iii) the Company’s compliance with certain specifications and applicable laws and regulations in supplying the goods and services. Liability under such warranties often are limited to a maximum amount, by the extent of the liability, or by the time period within which a claim must be asserted. The Company’s warranty obligations under such supply agreements are immaterial.

In the ordinary course of business, the Company may enter into service agreements with service providers in which it agrees to indemnify the service provider against certain losses and liabilities arising from the service provider’s performance of the agreement. Generally, such indemnification obligations do not apply in situations in which the service provider is grossly negligent, engages in wilful misconduct, or acts in bad faith. The Company’s liability under such service agreements is immaterial.

12.	Subsequent Event

On January 5, 2004, the Term Loan Facility and the Revolving Credit Facility were refinanced with a financial lending institution at a rate of Libor plus a margin of 5.0%. This margin is adjustable downward upon the achievement in the future of certain financial operating results. The amended Revolving Loan, in the amount of $25,000,000, and Term Loan, in the amount of $17,444,000, mature on September 30, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities

Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEAR ISLAND PAPER COMPANY, L.L.C.

By:	/s/ Peter M. Brant
Name:	Peter M. Brant
Title:	Chairman of the Board of Directors and Chief Executive Officer of the Company

Date: March 30, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934,

this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date
Principal Executive Officer

/s/ Peter M. Brant	Chairman of the Board of Directors and Chief Executive Officer	March 30, 2004
Peter M. Brant

Principal Financial and Accounting Officer

/s/ Joseph Allen Joseph Allen	President, Co-Chairman of the Board of Directors, Chief Operating Officer and Secretary	March 30, 2004

/s/ Edward D. Sherrick	Vice President of Finance (Principal Financial Officer) and Director of the Board of Directors	March 30, 2004
Edward D. Sherrick

/s/ Thomas E. Armstrong	Vice President of Sales and Manufacturing and Director of the Board of Directors	March 30, 2004
Thomas E. Armstrong

/s/ Thomas M. Geiger	Director of the Board of Directors	March 30, 2004
Thomas M. Geiger

/s/ Robert Flug	Director of the Board of Directors	March 30, 2004
Robert Flug

Report of Independent Auditors on

Financial Statement Schedule

To the Board of Directors

of Bear Island Paper Company, LLC

Our audits of the financial statements referred to in our report dated March 1, 2004 appearing in the 2003 Annual Report on Form 10-K also included an audit of the financial statement schedule II listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

PricewaterhouseCoopers LLP

Richmond, Virginia

March 1, 2004

II-1

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

BEAR ISLAND PAPER COMPANY, L.L.C

(IN THOUSANDS)

		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	CHARGED TO OTHER ACCOUNTS	DEDUCTIONS		BALANCE AT END OF PERIOD
YEAR ENDED DECEMBER 31, 2003
ALLOWANCE FOR DOUBTFUL ACCOUNTS (DEDUCTED FROM ACCOUNTS RECEIVABLE)	$68	—	—	—		$68
ALLOWANCE FOR STORES OBSOLESCENCE (DEDUCTED FROM STORES INVENTORY)	$1,226	$180	$(490)	—		$916

	$1,294	$180	$(490)	$0		$984

RESERVE FOR CAPPING OF LANDFILL	$299	$23	—	$(15	)b	$307
RESERVE FOR WORKMAN’S COMPENSATION CLAIMS	$10	—	—	—		$10

	$309	—	—	$(15)		$317

YEAR ENDED DECEMBER 31, 2002
ALLOWANCE FOR DOUBTFUL ACCOUNTS (DEDUCTED FROM ACCOUNTS RECEIVABLE)	$734	—	—	$(666	)a	$68
ALLOWANCE FOR STORES OBSOLESCENCE (DEDUCTED FROM STORES INVENTORY)	$1,105	$121	—	—		$1,226

	$1,839	$121	—	$(666)		$1,294

RESERVE FOR CAPPING OF LANDFILL	$305	—	—	$(6	)b	$299
RESERVE FOR WORKMAN’S COMPENSATION CLAIMS	$20	—	—	$(10	)d	$10

	$325	—	—	$(16)		$309

YEAR ENDED DECEMBER 31, 2001
ALLOWANCE FOR DOUBTFUL ACCOUNTS (DEDUCTED FROM ACCOUNTS RECEIVABLE)	$68	$666	—	—		$734
ALLOWANCE FOR STORES OBSOLESCENCE (DEDUCTED FROM STORES INVENTORY)	$925	$180	—	—		$1,105

	$993	$846	—	—		$1,839

RESERVE FOR CAPPING OF LANDFILL	$535	—	—	$(230	)c	$305
RESERVE FOR WORKMAN’S COMPENSATION CLAIMS	$20	—	—	—		$20

	$555	—	—	$(230)		$325

II-2

a)	WRITE OFF OF ACCOUNTS RECEIVABLE
b)	PAYMENTS FOR CAPPING AND MAINTENANCE OF LANDFILL CELLS
c)	REDUCTION TO RESERVE FOR CAPPING AND MAINTENANCE OF LANDFILL CELLS
d)	REDUCTION TO WORKMAN’S COMPENSATION CLAIMS

II-3