Form 10-K/A
period 2003-12-31
BEAR ISLAND PAPER CO LLC
filed 2004-05-13
CIK 1051249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Amendment No. 1

to

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

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K of Bear Island Paper Company, L.L.C. for the year ended December 31, 2003 is being filed to provide the Report of Independent Auditors that was missing in the original filing.

There are no other changes to the originally filed Form 10-K. All information in this Amendment No. 1 is as of December 31, 2003, and does not reflect any subsequent information or events other than the change referred to above.

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

Valuation and Qualifying Accounts

Bear Island Paper

Company, L.L.C.

(A Virginia Limited Liability Corporation)

Financial Statements

December 31, 2003 and 2002

Report of Independent Auditors

To the Board of Directors and Member of

Bear Island Paper Company, L.L.C.

In our opinion, the accompanying balance sheets and the related statements of operations, of changes in equity and of cash flows present fairly, in all material respects, the financial position of Bear Island Paper Company, L.L.C. (a Virginia limited liability corporation) (the “Company”) at December 31, 2003 and 2002, and the results of its operations and its cash flows for the three years ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The Company is a member of a group of affiliated Companies, and, as discussed in Notes 4 and 7 to the financial statements, the Company has significant related-party transactions with members of the group. Because of these related-party transactions, it is possible that the terms are not the same as those that would result from transactions among wholly unrelated parties.

PricewaterhouseCoopers LLP

March 1, 2004

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEAR ISLAND PAPER COMPANY, L.L.C.

By:	/s/ Peter M. Brant
Name:	Peter M. Brant
Title:	Chairman of the Board of Directors and Chief Executive Officer of the Company

Date: May 13, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date
Principal Executive Officer

/s/ Peter M. Brant	Chairman of the Board of Directors and Chief Executive Officer	May 13, 2004
Peter M. Brant

Principal Financial and Accounting Officer

/s/ Joseph Allen Joseph Allen	President, Co-Chairman of the Board of Directors, Chief Operating Officer and Secretary	May 13, 2004

/s/ Edward D. Sherrick	Vice President of Finance (Principal Financial Officer) and Director of the Board of Directors	May 13, 2004
Edward D. Sherrick

/s/ Thomas E. Armstrong	Vice President of Sales and Manufacturing and Director of the Board of Directors	May 13, 2004
Thomas E. Armstrong

/s/ Thomas M. Geiger	Director of the Board of Directors	May 13, 2004
Thomas M. Geiger

/s/ Robert Flug	Director of the Board of Directors	May 13, 2004
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