Form 10-Q
period 2004-03-31
BEAR ISLAND PAPER CO LLC
filed 2004-05-17
CIK 1051249

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

BEAR ISLAND PAPER COMPANY, L.L.C.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

BEAR ISLAND PAPER COMPANY, L.L.C.

CONDENSED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and short-term investments	$2,395,974	$2,532,451
Accounts receivable, net	11,345,418	10,444,056
Inventories, net	11,955,398	10,910,630
Other current assets	444,455	942,818

Total current assets	26,141,245	24,829,955
Property, plant and equipment, at cost	229,747,542	228,745,231
Less accumulated depreciation and depletion	(70,559,492)	(67,423,680)

Net property, plant and equipment	159,188,050	161,321,551

Deferred financing costs, net	4,467,239	4,011,061

Total assets	$189,796,534	$190,162,567

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$12,330,287	$13,913,297
Accrued interest payable	3,952,967	840,718
Current portion of capital lease obligations	36,740	37,184

Total current liabilities	16,319,994	14,791,199
Long-term debt and capital lease obligations	142,657,366	141,662,187

Total liabilities	158,977,360	156,453,386

Member’s equity:
Contributed capital	94,581,074	94,581,074
Accumulated deficit	(63,761,900)	(60,871,893)

Total member’s equity	30,819,174	33,709,181

Total liabilities and member’s equity	$189,796,534	$190,162,567

See accompanying notes to the condensed financial statements.

BEAR ISLAND PAPER COMPANY, L.L.C.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,
	2004	2003
Net sales	$28,461,522	$25,084,638
Cost of sales	(27,517,830)	(26,807,656)

Gross profit (loss)	943,692	(1,723,018)

Selling, general and administrative expenses:
Management fees to Brant-Allen	(269,056)	(235,434)
Other direct	(89,318)	(40,072)

Profit (loss) from operations	585,318	(1,998,524)

Other income (expense):
Interest expense	(3,476,542)	(3,147,649)
Interest income	1,217	3,488

Net loss	$(2,890,007)	$(5,142,685)

See accompanying notes to the condensed financial statements.

BEAR ISLAND PAPER COMPANY, L.L.C.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2004	2003
Operating activities:
Net loss	$(2,890,007)	$(5,142,685)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and depletion	3,136,981	3,072,349
Increase in allowance for obsolescence	45,000	—
Amortization and write-off of deferred financing costs	327,451	182,097
Gain on disposal of property, plant and equipment	12,413	—
Changes in current assets and liabilities:
Accounts receivable	(901,362)	1,337,396
Inventories	(1,089,768)	(632,970)
Other current assets	498,363	385,744
Accounts payable and accrued liabilities	(2,103,987)	1,164,139
Accrued interest payable	3,112,249	2,530,800

Net cash provided by operating activities	147,333	2,896,870

Investing activities:
Purchases of property, plant and equipment	(498,085)	(698,756)
Proceeds from disposal of property, plant and equipment	3,169	—

Net cash used in investing activities	(494,916)	(698,756)

Financing activities:
Proceeds from issuance of long-term debt	1,000,000	—
Payment of deferred financing costs	(783,629)	—
Payment of capital lease	(5,265)	—

Net cash provided by financing activities	211,106	—

Net increase(decrease) in cash	(136,477)	2,198,114

Cash and short-term investments, beginning of period	2,532,451	562,173

Cash and short-term investments, end of period	$2,395,974	$2,760,287

Supplemental disclosures of cash flow information:

Non cash investing and financing activities:
Accounts payable for purchase of equipment	$520,976	$1,145,976

See accompanying notes to the condensed financial statements.

BEAR ISLAND PAPER COMPANY, L.L.C.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1.	In the opinion of management, the accompanying condensed financial statements of Bear Island Paper Company, L.L.C. (the “Company”) contain all adjustments necessary to present fairly, in all material respects, the Company’s financial position as of March 31, 2004 and December 31, 2003 and the Company’s condensed results of operations and cash flows for the three-month periods ended March 31, 2004 and 2003. All adjustments are of a normal and recurring nature. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2003 Form 10-K filed with the Securities and Exchange Commission on March 30, 2004, as amended on May 13, 2004 (the “Annual Report”). The December 31, 2003 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The results of operations for the three-month period ended March 31, 2004 should not be regarded as necessarily indicative of the results that may be expected for the entire year.

2.	The Company incurred net losses of $2,890,007 and $17,975,219 for the quarter ended March 31, 2004 and year ended December 31, 2003, respectively, and had an accumulated deficit of $63,761,900 at March 31, 2004. The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

In the past Brant-Allen Industries, Inc. (“Brant-Allen”) made subordinated loans to the Company aggregating $15 million. In December 2003 recognizing the Company’s need for additional equity capital, Brant-Allen converted these loans to equity. Although not legally committed, Brant-Allen has indicated its willingness to continue to support the Company. On January 5, 2004, the Company fully drew down its available borrowings under the Company’s 6-year Senior Secured Reducing Revolving Credit Facility (the “Revolving Credit Facility”) in connection with the refinancing of the Facility. As of March 31, 2004, the Company had no additional borrowing capacity under the Revolving Credit Facility. However, the Company has the ability to access approximately $6.7 million of additional capital equipment financing through the use of certain leasing options. Based on current market conditions, management anticipates being able to meet liquidity requirements for 2004; however, there exists a range of reasonably possible outcomes which could significantly impact the ability to achieve the aforementioned.

3.	The Company is a wholly owned subsidiary of Brant-Allen, a Delaware corporation.

A component of selling, general and administrative expenses as shown on the statements of operations includes aggregate management fees charged by Brant-Allen. The management fees payable to Brant-Allen are calculated pursuant to a management services agreement and constitute 1% of the Company’s net sales less freight, of which 100% is payable in cash.

There are also certain restrictions on distributions paid to Brant-Allen. Distributions are allowed for a portion of profits in excess of certain amounts.

4.	In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties; such entities are known as variable interest entities (“VIE’s”). FIN 46 applied immediately to all VIE’s created after January 31, 2003 and was effective as of December 31, 2003 for any VIE’s considered to be special purpose entities (“SPE’s”) created prior to February 1, 2003. The FASB issued a revision to FIN 46 (“FIN 46-R”) in December 2003. FIN 46-R was effective for the interim period ended March 31, 2004 for all new or existing VIE’s. The adoption of FIN 46 had no impact since the Company has no SPE’s. The adoption of the provisions of FIN 46-R in the first quarter of fiscal year 2004 did not have an impact on the Company’s financial statements.

BEAR ISLAND PAPER COMPANY, L.L.C.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

5.	No provision for income taxes is required in the financial statements since each owner of Brant-Allen is individually liable for any income tax that may be payable on the Company’s taxable income.

6.	Finished goods and raw materials inventories are valued at the lower of cost or market, with cost determined on the first-in, first-out (“FIFO”) basis. Stores inventories are valued at the lower of average cost or market.

Inventories consisted of:

	March 31, 2004	December 31, 2003
Raw materials	$2,001,484	$1,859,434
Stores	6,795,841	6,610,980
Finished goods	3,158,073	2,440,216

	$11,955,398	$10,910,630

7.	The Company has a purchase commitment, made in the ordinary course of business, to purchase $4.2 million of manufacturing equipment from a vendor. Through March 31, 2004, the Company has paid $3.6 million of the total due under the commitment, with the remainder of $0.6 million due in 2004. The purchase commitment is guaranteed by Brant-Allen.

8.	Long-term debt consisted of:

	March 31, 2004	December 31, 2003
Senior Secured Notes	$100,000,000	$100,000,000
Term Loan Facility	17,444,121	17,444,121
Revolving Credit Facility	25,000,000	24,000,000
Capital lease obligations	249,985	255,250

	142,694,106	141,699,371
Less current portion	36,740	37,184

Total long-term debt	$142,657,366	$141,662,187

On January 5, 2004, the Bank Credit Facility was refinanced with a financial lending institution at a rate of Libor plus a margin of 5.0%, this margin is adjustable downward upon the achievement in the future of certain financial operating results. See Fourth Amendment to the Bank Credit Agreement dated January 5, 2004 (the “Amendment”), filed as Exhibit 10.1d to the Company’s Annual Report. According to the Amendment, the Revolving Credit Facility and Term Loan Facility mature on September 30, 2007.

9.	The Company’s receivables and payables with their affiliates were as follows:

	March 31, 2004	December 31, 2003
Due to Brant-Allen	$(2,361,469)	$(2,374,742)
Due from Newsprint Sales	267,144	75,279
Due from F.F. Soucy, Inc. and Partners	47,180	27,914
Due to F.F. Soucy, Inc.	(31,551)	(640,442)
Due to Timberlands	(459,185)	(459,185)

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors affecting the results of operations of the Company during the periods included in the accompanying condensed statements of operations and the changes in the Company’s financial condition since December 31, 2003.

General:

The Company manufactures and is dependent on one product, newsprint, which is used in general printing and the newspaper publishing industry and for advertising circulars. Accordingly, demand for newsprint fluctuates with the economy, newspaper circulation and purchases of advertising lineage which significantly impact the Company’s selling price of newsprint and, therefore, its revenues and profitability. In addition, variation in the balance between supply and demand as a result of global capacity additions have an increasing impact on both selling prices and inventory levels in the North American markets. Capacity is typically added in large blocks because of the scale of new newsprint machines.

As a result, the newsprint market is highly cyclical, depending on changes in global supply, demand and inventory levels. These factors significantly impact the Company’s sales volume and newsprint prices and, therefore, the Company’s revenues and profitability. Given the commodity nature of newsprint, the Company, like other suppliers to this market, has little influence over the timing and extent of price changes. Sales are generally recognized at the time of shipment from the Company’s mill. However, significant fluctuations in revenue can and do occur as a result of the timing of shipments caused by increases and decreases in mill inventory levels.

THREE MONTHS ENDED MARCH 31, 2004, COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

Net sales increased by $3.4 million, or 14%, to $28.5 million in the first quarter of 2004, from $25.1 million in the first quarter of 2003. This increase was attributable to a 13% increase in the average net selling price of the Company’s products and a 1% increase in sales volumes. Sales volumes for the first quarter of 2004 were approximately 56,200 metric tons (“tonnes”) compared to approximately 55,780 tonnes in the first quarter of 2003. The Company’s net selling price for newsprint increased to an average of $507 per tonne in the first quarter of 2004 from an average of $450 per tonne in the first quarter of 2003.

Cost of sales increased by $0.7 million, or 3%, to $27.5 million in the first quarter of 2004 from $26.8 million in the first quarter of 2003. This increase was attributable to a 2% increase in total unit manufacturing costs for the first quarter of 2004 and by the 1% increase in sales volumes as mentioned above. The increase in total manufacturing costs were primarily attributable to a 10% increase in furnish (ONP and wood) and a 4% increase in the cost of power. Cost of sales as a percentage of net sales decreased to 96% in the first quarter of 2004, from 107% in the first quarter of 2003, due primarily to the increase in newsprint selling prices in the first quarter of 2004 as noted above.

The Company’s selling, general and administrative expenses increased by 33% to $0.4 million in the first quarter of 2004 from $0.3 million in the first quarter of 2003. This increase was attributable to the 1% management fee paid to Brant-Allen based on higher net sales and an increase in professional fees.

As a result of the above factors, income from operations increased by $2.6 million to a profit of $0.6 million in the first quarter of 2004 from a loss of $2.0 million in the first quarter of 2003.

The Company’s interest expense increased by 13% to $3.5 million in the first quarter of 2004, from $3.1 million in the first quarter of 2003. This increase was attributable to additional borrowing under the Company’s Revolving Credit Facility, and the amended Credit Facility’s higher interest rates.

As a result of the above factors, the Company reported a net loss of $2.9 million in the first quarter of 2003 compared to a net loss of $5.1 million in the first quarter of 2003.

Liquidity and Capital Resources.

The Company’s principal liquidity requirements are for working capital, capital expenditures and debt service under the Company’s loan agreements. These requirements have been met through cash flows from operations and/or loans under the Company’s Revolving Credit Facility and through subordinated loans and capital infusions from Brant-Allen.

The Company’s cash and short-term investments at March 31, 2004 were $2.4 million, representing a decrease of $0.1 million from $2.5 million at December 31, 2003. Net cash provided by operating activities was $0.1 million for the first quarter of 2004 compared to $2.9 million in the first quarter of 2003. Net cash provided by financing activities was $0.2 million in the first quarter of 2004. There was no cash provided by financing activities in the first quarter of 2003. Cash used in investing activities in the first quarter of 2004 was $0.5 million compared to $0.7 million for the first quarter of 2003.

In the first quarter of 2004, the Company’s cash provided by operating activities decreased by $2.8 million to $0.1 million from $2.9 million in the first quarter of 2003, primarily resulting from static investment and working capital in the first quarter of 2004 as compared to a significant working capital reduction in the first quarter 2003.

The Company made capital expenditures of $0.5 million and $0.7 million in the first quarter of 2004 and the first quarter of 2003, respectively, in connection with upgrading and maintaining its manufacturing facility. Management anticipates that the Company’s total capital expenditures for the balance of 2004 and 2005 will primarily relate to existing capital projects in progress and maintenance of its newsprint facilities.

At March 31, 2004, the Company had approximately $142.7 million of indebtedness, consisting of borrowings of $0.2 million under Capital Lease Obligations, $25.0 million under the Revolving Credit Facility, $17.4 million under the Term Loan Facility, and $100 million under the Company’s $100 million principal amount of 10% Senior Secured Notes due 2007 (the “Notes”).

In the ordinary course of business, the Company makes a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with generally accepted accounting principles. The Company believes the estimates, assumptions and judgments described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” of the Annual Report have the greatest potential impact on the Company’s financial statements, so the Company considers these to be the Company’s critical accounting policies. These policies include the Company’s accounting for allowances for doubtful accounts and excess and obsolete inventory. These policies require management to exercise judgments that are often difficult, subjective and complex due to the necessity of estimating the effect of matters that are inherently uncertain. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes the consistent application of these policies enables The Company to provide readers of the Company’s financial statements with useful and reliable information about the Company’s operating results and financial condition. There has been no significant change in these policies, or the estimates used in the application of these policies since the Company’s 2003 year-end.

CONTRACTUAL OBLIGATIONS

As of March 31, 2004, the Company’s future contractual obligations have not changed significantly from the amounts reported within the Company’s Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information relating to quantitative and qualitative disclosures about market risk that was provided in the Annual Report.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a	)	Exhibit 31.1	–	Certification of the Chief Executive Officer of the Company pursuant to Rules 13a-14(a) and 15d - 14(a) promulgated under the Exchange Act.

		Exhibit 31.2	–	Certification of the Chief Financial Officer of the Company pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Exchange Act.

		Exhibit 32.1	–	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		Exhibit 32.2	–	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)		A Form 8-K was filed by the Company with the Securities and Exchange Commission on February 13, 2004 in connection with the Company’s announcement of its financial position and results of operations as of and for the year ended December 31, 2003. The press release containing the announcement was attached as an exhibit to the Form 8-K.

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

Dated May 17, 2004