Form 10-Q
period 2004-06-30
BEAR ISLAND PAPER CO LLC
filed 2004-08-06
CIK 1051249

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

BEAR ISLAND PAPER COMPANY, L.L.C.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

BEAR ISLAND PAPER COMPANY, L.L.C.

CONDENSED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and short-term investments	$5,514,670	$2,532,451
Accounts receivable, net	11,521,723	10,444,056
Inventories, net	10,168,356	10,910,630
Other current assets	536,756	942,818

Total current assets	27,741,505	24,829,955

Property, plant and equipment, at cost	230,020,282	228,745,231
Less accumulated depreciation and depletion	(73,724,230)	(67,423,680)

Net property, plant and equipment	156,296,052	161,321,551

Deferred financing costs, net	4,262,006	4,011,061

Total assets	$188,299,563	$190,162,567

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$14,795,880	$13,913,297
Accrued interest payable	1,450,228	840,718
Current portion of capital lease obligations	42,298	37,184

Total current liabilities	16,288,406	14,791,199

Long-term debt and capital lease obligations	142,640,785	141,662,187

Total liabilities	158,929,191	156,453,386

Member’s equity:
Contributed capital	94,581,074	94,581,074
Accumulated deficit	(65,210,702)	(60,871,893)

Total member’s equity	29,370,372	33,709,181

Total liabilities and member’s equity	$188,299,563	$190,162,567

See accompanying notes to the condensed financial statements.

BEAR ISLAND PAPER COMPANY, L.L.C.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net sales	$31,866,863	$26,553,178	$60,328,385	$51,637,816
Cost of sales	29,623,038	26,645,036	57,140,868	53,452,692

Gross profit (loss)	2,243,825	(91,858)	3,187,517	(1,814,876)
Selling, general and administrative expenses:

Management fees to Brant-Allen	(301,345)	(249,382)	(570,401)	(484,816)
Other	(11,406)	(27,868)	(100,724)	(67,940)

Income (loss) from operations	1,931,074	(369,108)	2,516,392	(2,367,632)

Other income (deductions):
Interest expense	(3,383,135)	(3,619,400)	(6,859,677)	(6,767,049)
Other income	3,259	714,933	4,476	718,421

Net income (loss)	$(1,448,802)	$(3,273,575)	$(4,338,809)	$(8,416,260)

See accompanying notes to the condensed financial statements.

BEAR ISLAND PAPER COMPANY, L.L.C.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2004	2003
Operating activities:
Net loss	$(4,338,809)	$(8,416,260)
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Depreciation and depletion	6,301,719	6,150,658
Amortization and write-off of deferred financing costs	532,684	349,194
(Gain) loss on disposal of property, plant and equipment	12,413	(1,600)
Changes in current assets and liabilities:
Accounts receivable	(1,077,667)	704,286
Inventory	742,274	(744,892)
Other current assets	406,062	398,968
Accounts payable and accrued liabilities	882,583	2,172,644
Accrued interest payable	609,510	355,832

Net cash provided by operating activities	4,070,769	968,830

Investment activities:
Purchases of property, plant and equipment	(1,291,802)	(2,018,968)
Proceeds from disposal of property, plant and equipment	3,169	10,334

Net cash used in investing activities	(1,288,633)	(2,008,634)

Financing activities:
Proceeds from issuance of long-term debt	1,000,000	2,300,000
Payment of deferred financing costs	(783,630)	—
Payment of capital lease	(16,288)	—

Net cash provided by financing activities	200,082	2,300,000

Net increase in cash and short term investments	2,982,219	1,260,196

Cash and short-term investments, beginning of period	2,532,451	562,173

Cash and short-term investments, end of period	$5,514,670	$1,822,369

Supplemental disclosures of cash flow information:

Non cash investing and financing activities:
Accounts payable for purchase of equipment	$—	$1,145,976

See accompanying notes to the condensed financial statements.

BEAR ISLAND PAPER COMPANY, L.L.C.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1.	In the opinion of management, the accompanying condensed financial statements of Bear Island Paper Company, L.L.C. (the “Company”) contain all adjustments necessary to present fairly, in all material respects, the Company’s financial position as of June 30, 2004 and December 31, 2003 and the Company’s condensed results of operations for the three- and six-month periods ended June 30, 2004 and 2003 as well as the Company’s condensed cash flows for the six-month periods ended June 30, 2004 and 2003. All adjustments are of a normal and recurring nature. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2003 Form 10-K filed on March 30, 2004, as amended on May 13, 2004 (the “Annual Report”). The December 31, 2003 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The results of operations for the six-month period ended June 30, 2004 should not be regarded as necessarily indicative of the results that may be expected for the entire year.

2.	The Company incurred net losses of $4,338,809 and $17,975,219 for the six months ended June 30, 2004 and year ended December 31, 2003, respectively, and had an accumulated deficit of $65,210,702 at June 30, 2004. The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

In the past Brant-Allen Industries, Inc. (“Brant-Allen”) made subordinated loans to the Company aggregating $15 million. In December 2003 recognizing the Company’s need for additional equity capital, Brant-Allen converted these loans to equity. Although not legally committed, Brant-Allen has indicated its willingness to continue to support the Company. On January 5, 2004, the Company fully drew down its available borrowings under the Company’s 6-year Senior Secured Reducing Revolving Credit Facility (the “Revolving Credit Facility”) in connection with the refinancing of the Facility. As of June 30, 2004, the Company had no additional borrowing capacity under the Revolving Credit Facility. However, the Company has the ability to access approximately $6.7 million of additional capital equipment financing through the use of certain leasing options. Based on current market conditions, management anticipates being able to meet liquidity requirements for 2004; however, there exists a range of reasonably possible outcomes which could significantly impact the ability to achieve the aforementioned.

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

4.	No provision for income taxes is required in the financial statements since each member of the parent Company is individually liable for any income tax that may be payable on the Company’s taxable income.

BEAR ISLAND PAPER COMPANY, L.L.C.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

5.	Finished goods and raw materials inventories are valued at the lower of cost or market, with cost determined on the first-in, first-out (“FIFO”) basis. Stores inventories are valued at the lower of average cost or market.

Inventories consisted of:

	June 30, 2004	December 31, 2003
Raw materials	$1,629,803	$1,859,434
Stores	7,005,276	6,610,980
Finished goods	1,533,277	2,440,216

	$10,168,356	$10,910,630

6.	Long-term debt and capital lease obligations consisted of:

	June 30, 2004	December 31, 2003
Senior Secured Notes	$100,000,000	$100,000,000

Term Loan Facility	17,444,121	17,444,121

Revolving Credit Facility	25,000,000	24,000,000

Capital lease obligations	238,962	255,250

	142,683,083	141,699,371
Less current portion	42,298	37,184

Total long-term debt and capital lease obligations	$142,640,785	$141,662,187

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

7.	The Company’s receivables and payables with their affiliates were as follow:

	June 30, 2004	December 31, 2003
Due to Brant-Allen	$(2,760,756)	$(2,374,742)
Due from Newsprint Sales	23,887	75,279
Due from F.F. Soucy, Inc. and Partners	18,006	27,914
Due to F.F. Soucy, Inc.	(125,672)	(640,442)
Due to Timberlands	(459,185)	(459,185)

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

THREE MONTHS ENDED JUNE 30, 2004, COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

Net sales increased by $5.3 million, or 20%, to $31.9 million in the second quarter of 2004, from $26.6 million in the second quarter of 2003. This increase was attributable to an 8% increase in sales volumes to approximately 61,100 metric tons (“tonnes”) in the second quarter 2004, from approximately 56,800 tonnes in the second quarter of 2003 and by a 12% increase in the average net selling price of the Company’s products. The Company’s net selling price for newsprint increased to an average of $521 per tonne in the second quarter of 2004 from an average of $467 per tonne in the second quarter of 2003.

Cost of sales decreased by $3.0 million, or 11%, to $29.6 million in the second quarter of 2004 from $26.6 million in the second quarter of 2003. This increase was attributable primarily to an 8% increase in sales volumes as stated above and a 3% increase in the unit manufacturing costs per tonne. The increase in unit manufacturing cost per tonne was primarily the result of a 12% increase in the cost per tonne of fiber. Cost of sales as a percentage of net sales decreased to 93% in the second quarter of 2004, from 100% in the second quarter of 2003, due to an increase in newsprint selling prices in the second quarter of 2004 offset in part by the increase in unit costs of manufacturing as noted above.

The Company’s selling, general and administrative expenses were unchanged at $0.3 million, in the second quarter of 2004 from the second quarter of 2003.

As a result of the above factors, income from operations increased by $2.3 million to income of $1.9 million in the second quarter of 2004 from a loss of $0.4 million in the second quarter of 2003.

The Company’s interest expense decreased $0.2 million, or 6%, to $3.4 million in the second quarter of 2004 compared to $3.6 million in the second quarter of 2003, primarily due to a one time retroactive interest charge of $0.4 million in the second quarter 2003 and by reductions in floating interest rates, offset in part by additional borrowings under the outstanding Revolving Credit Facility.

Other income decreased by $0.7 million, to $ 0 in the second quarter of 2004 from $0.7 million in the second quarter of 2003 primarily due to insurance proceeds on an involuntary conversion in the second quarter 2003.

As a result of the above factors, the Company reported a net loss of $1.4 million in the second quarter of 2004 compared to net loss of $3.3 million in the second quarter of 2003.

SIX MONTHS ENDED JUNE 30, 2004, COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

Net sales increased by $8.7 million, or 17%, to $60.3 million in the first six months of 2004, from $51.6 million in the first six months of 2003. This increase was primarily attributable to a 4% increase in sales volumes to approximately 117,300 tonnes in the first six months of 2004 from approximately 112,600 tonnes in the first six months of 2003 and a 12% increase in the average net selling price of the Company’s products. The Company’s net selling price for newsprint increased to an average of $514 per tonne in the first six months of 2004 from an average of $459 per tonne in the first six months of 2003.

Cost of sales increased by $3.6 million, or 7%, to $57.1 million in the first six months of 2004 from $53.5 million in the first six months of 2003. This increase was attributable primarily to the 4% increase in sales volumes mentioned above and by a 3% increase in unit manufacturing costs per tonne. The increase in unit manufacturing cost per tonne was primarily the result of an 11% increase in the cost per tonne of fiber. Cost of sales as a percentage of net sales decreased to 95% in the first six months of 2004, from 103% in the first six months of 2003, due to a net increase in newsprint selling prices in the first six months of 2004 this was offset, in part, by an increase in the per unit cost of manufacturing as noted above.

The Company’s selling, general and administrative expenses increased by $0.1 million, or 17%, to $0.7 million in the first six months of 2004 compared to $0.6 million in the first six months of 2003, primarily due to the increased management fee paid to Brant-Allen which is calculated as a percent of net sales.

As a result of the above factors, income from operations increased by $4.9 million to income of $2.5 million in the first six months of 2004 from a loss of $2.4 million in the first six months of 2003.

The Company’s interest expense increased $0.1 million, or 1%, to $6.9 million in the first six months of 2004 compared to $6.8 million in the first six months of 2003, primarily due to additional borrowings under the Revolving Credit Facility offset in part by the one time retroactive interest charge of $0.4 million in 2003 and by market reductions in floating interest rates.

Other income decreased by $0.7 million to $ 0 in the first six months of 2004 from $0.7 million in the first six months of 2003 primarily due to insurance proceeds on an involuntary conversion in the second quarter 2003.

As a result of the above factors, the Company reported a net loss of $4.3 million in the first six months of 2004 compared to net loss of $8.4 million in the first six months of 2003.

Liquidity and Capital Resources.

The Company’s principal liquidity requirements have been for working capital, capital expenditures and debt service under the Company’s loan agreements. These requirements have been met through cash flows from operations, loans under the Company’s Revolving Credit Facility and/or additional borrowings from Brant-Allen.

The Company’s cash and short-term investments at June 30, 2004 were $5.5 million, representing an increase of $3.0 million from $2.5 million at December 31, 2003. Net cash provided by operating activities was $4.1 million for the six months ended June 30, 2004. Net cash provided by financing activities was $0.2 million and cash used in investing activities was $1.3 million for the six months ended June 30, 2004. The Company anticipates that cash provided from operations in the future combined with borrowings allowed under the Bank Credit Facility will be sufficient to pay its operating expenses, satisfy debt-service obligations and fund capital expenditures.

In the first six months of 2004, the Company’s operating cash flow increased by $3.0 million to $4.0 million provided by operations from $1.0 million provided by operations in the first six months of 2003, primarily due to higher selling prices of the Company’s products resulting in a decreased net loss in first six months of 2004 of $4.3 million compared to net loss of $8.4 million in the first six months of 2003.

The Company made capital expenditures of $1.3 million and $2.0 million in the first six months of 2004 and 2003, respectively, in connection with upgrading and maintaining its manufacturing facility. Management anticipates that the Company’s total capital expenditures for the balance of 2004 and 2005 will primarily relate to existing capital projects in progress and maintenance of its newsprint facilities.

At June 30, 2004, the Company had approximately $142.6 million of indebtedness, consisting of borrowings of $25.0 million under the Revolving Credit Facility, $17.4 million under the Term Loan Facility, $100 million under the Notes and $0.2 million under capital lease obligations. At June 30, 2004, the Company had no available borrowing capacity under the Revolving Credit Facility.

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

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Effective April 25, 2004, Michael Conroy resigned from the Board of Directors and was replaced by Thomas M. Geiger.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibit 31.1 – Certification of the Chief Executive Officer of the Company pursuant to Rules 13a-14(a) and 15d -14(a) promulgated under the Exchange Act.

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

(b)	A Form 8-K was filed by the Company with the Securities and Exchange Commission on April 28, 2004 in connection with the Company’s announcement of its financial position and results of operations as of and for the first quarter ended March 31, 2004. The press release containing the announcement was attached as an exhibit to the Form 8-K.

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

Dated August 5, 2004