Form 10-Q
period 2004-09-30
BEAR ISLAND PAPER CO LLC
filed 2004-11-10
CIK 1051249

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

BEAR ISLAND PAPER COMPANY, L.L.C.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

BEAR ISLAND PAPER COMPANY, L.L.C.

CONDENSED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and short-term investments	$3,600,648	$2,532,451
Accounts receivable, net	13,288,715	10,444,056
Inventories, net	11,262,584	10,910,630
Other current assets	660,277	942,818

Total current assets	28,812,224	24,829,955

Property, plant and equipment	230,250,420	228,745,231
Less accumulated depreciation	(76,888,967)	(67,423,680)

Net property, plant and equipment	153,361,453	161,321,551

Deferred financing costs, net	4,056,773	4,011,061

Total assets	$186,230,450	$190,162,567

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$14,727,242	$13,913,297
Accrued interest payable	3,961,871	840,718
Capital lease obligations	48,636	37,184

Total current liabilities	18,737,749	14,791,199

Long-term debt and capital lease obligations	139,146,892	141,662,187

Total liabilities	157,884,641	156,453,386

Member’s equity:
Contributed capital	94,581,074	94,581,074
Accumulated deficit	(66,235,265)	(60,871,893)

Total member’s equity	28,345,809	33,709,181

Total liabilities and member’s equity	$186,230,450	$190,162,567

See accompanying notes to the condensed financial statements.

BEAR ISLAND PAPER COMPANY, L.L.C.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net sales	$29,584,848	$22,864,915	$89,913,233	$74,502,731
Cost of sales	27,008,591	25,009,541	84,149,459	78,462,233

Gross profit (loss)	2,576,257	(2,144,626)	5,763,774	(3,959,502)

Selling, general and administrative expenses:
Management fees to Brant-Allen	(280,077)	(215,899)	(850,478)	(700,715)
Other	58,908	(103,999)	(41,816)	(171,939)

Income (loss) from operations	2,355,088	(2,464,524)	4,871,480	(4,832,156)

Other income (deductions):
Interest expense	(3,385,178)	(3,401,936)	(10,244,855)	(10,168,985)
Other income	5,527	2,109	10,003	720,530

Net (loss)	$(1,024,563)	$(5,864,351)	$(5,363,372)	$(14,280,611)

See accompanying notes to the condensed financial statements.

BEAR ISLAND PAPER COMPANY, L.L.C.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2004	2003
Operating activities:
Net (loss)	$(5,363,372)	$(14,280,611)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and depletion	9,466,456	9,281,238
Amortization of deferred financing costs	737,918	533,020
(Gain) loss on disposal of property, plant and equipment	12,413	(1,600)
Changes in current assets and liabilities:
Accounts receivable	(2,844,659)	2,809,947
Inventory	(351,954)	(1,713,481)
Other current assets	282,541	(37,646)
Accounts payable and accrued liabilities	813,945	2,327,386
Accrued interest payable	3,121,153	2,393,603

Cash provided by operating activities	5,874,441	1,311,856

Investment activities:
Purchases of property, plant and equipment	(1,521,940)	(5,461,465)
Proceeds from disposal of property, plant and equipment	3,169	10,334

Net cash used in investing activities	(1,518,771)	(5,451,131)

Financing activities:
Proceeds from issuance of debt	1,000,000	4,625,000
Payment of long-term debt	(3,500,000)	—
Payment of deferred financing costs	(783,630)	—
Proceeds from capital lease	23,317	—
Payment of capital lease	(27,160)	—

Net cash (used by) provided by financing activities	(3,287,473)	4,625,000

Net increase in cash and short term investments	1,068,197	485,725

Cash and short-term investments, beginning of period	2,532,451	562,173

Cash and short-term investments, end of period	$3,600,648	$1,047,898

Supplemental disclosures of cash flow information:

Non cash investing and financing activities:
Accounts payable for purchase of equipment	$—	$1,145,976

See accompanying notes to the condensed financial statements.

BEAR ISLAND PAPER COMPANY, L.L.C.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1.	In the opinion of management, the accompanying condensed financial statements of Bear Island Paper Company, L.L.C. (the “Company”) contain all adjustments necessary to present fairly, in all material respects, the Company’s financial position as of September 30, 2004 and December 31, 2003 and the Company’s condensed results of operations for the three- and nine-month periods ended September 30, 2004 and 2003 as well as the Company’s condensed cash flows for the nine-month periods ended September 30, 2004 and 2003. All adjustments are of a normal and recurring nature. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2003 Form 10-K filed on March 30, 2004, as amended on May 13, 2004 (the “Annual Report”). The December 31, 2003 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The results of operations for the nine-month period ended September 30, 2004 should not be regarded as necessarily indicative of the results that may be expected for the entire year.

2.	The Company incurred net losses of $5,363,372 and $17,975,219 for the nine months ended September 30, 2004 and year ended December 31, 2003, respectively, and had an accumulated deficit of $66,235,265 at September 30, 2004. The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

In the past Brant-Allen Industries, Inc. (“Brant-Allen”) made subordinated loans to the Company aggregating $15 million. In December 2003 recognizing the Company’s need for additional equity capital, Brant-Allen converted these loans to equity. Although not legally committed, Brant-Allen has indicated its willingness to continue to support the Company. On January 5, 2004, the Company fully drew down its available borrowings under the Company’s 6-year Senior Secured Reducing Revolving Credit Facility (the “Revolving Credit Facility”) in connection with the refinancing of the Facility. As of September 30, 2004, the Company had $3.5 million of additional borrowing capacity under the Revolving Credit Facility. The Company also has the ability to access approximately $6.7 million of additional capital equipment financing through the use of certain leasing options. Based on current market conditions, management anticipates being able to meet liquidity requirements for 2004; however, there exists a range of reasonably possible outcomes which could significantly impact the ability to achieve the aforementioned.

3.	The Company is a wholly owned subsidiary of Brant-Allen Industries, Inc., a Delaware corporation.

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

4.	No provision for income taxes is required in the financial statements since each member of the parent Company is individually liable for any income tax that may be payable on the Company’s taxable income.

5.	Finished goods and raw materials inventories are valued at the lower of cost or market, with cost determined on the first-in, first-out (“FIFO”) basis. Stores inventories are valued at the lower of average cost or market.

Inventories consisted of:

	September 30, 2004	December 31, 2003
Raw materials	$1,820,376	$1,859,434
Stores	6,970,893	6,610,980
Finished goods	2,471,315	2,440,216

	$11,262,584	$10,910,630

BEAR ISLAND PAPER COMPANY, L.L.C.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

6.	Long-term debt and capital lease obligations consisted of:

	September 30, 2004	December 31, 2003
Senior Secured Notes	$100,000,000	$100,000,000
Term Loan Facility	17,444,121	17,444,121
Revolving Credit Facility	21,500,000	24,000,000
Capital lease obligations	251,407	255,250

	139,195,528	141,699,371
Less current portion	48,636	37,184

Total long-term debt and capital lease obligations	$139,146,892	$141,662,187

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

7.	The Company’s receivables and payables with their affiliates were as follow:

	September 30, 2004	December 31, 2003
Due to Brant-Allen	$(2,747,864)	$(2,374,742)
Due from Newsprint Sales	867,022	75,279
Due from F.F. Soucy, Inc. and Partners	36,217	27,914
Due to F.F. Soucy, Inc.	(117,867)	(640,442)
Due to Timberlands Company, L.L.C.	(459,135)	(459,185)

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

THREE MONTHS ENDED SEPTEMBER 30, 2004, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

Net sales increased by $6.7 million, or 29%, to $29.6 million in the third quarter of 2004, from $22.9 million in the third quarter of 2003. This increase was attributable to a 19% increase in sales volumes and a 9% increase in the average net selling price of the Company’s products. The volume of tonnage sold for the third quarter of 2004 was 56,700 metric tons (“tonnes”) compared to the third quarter of 2003 volume of 47,550 tonnes. The Company’s net selling price for newsprint increased to an average of $522 per tonne in the third quarter of 2004 from an average of $479 per tonne in the third quarter of 2003.

Cost of sales increased by $2.0 million, or 8%, to $27.0 million in the third quarter of 2004 from $25.0 million in the third quarter of 2003. Higher production volumes increased total manufacturing costs, however, unit cost of manufacturing in dollars per tonne decreased by 10%. Distributing fixed costs over a greater production volume helped reduce unit cost of production. This was partially offset by a 37% increase in the cost of ONP in the third quarter of 2004. Cost of sales as a percentage of net sales decreased to 91% in the third quarter of 2004, from 110% in the third quarter of 2003, due to the net decrease in unit costs of manufacturing partially offset by the increase in newsprint selling prices as noted above.

The Company’s selling, general and administrative expenses decreased by $0.1 million or 33%, to $0.2 million in the third quarter of 2004 from $0.3 million in the third quarter of 2003. This decrease was attributable to a $0.2 million gain on the sale of previously written off accounts receivable balance, offset by a 30% increase in the management fee paid to Brant-Allen due to the increase in net sales as stated above.

As a result of the above factors, income from operations increased by $4.9 million to $2.4 million in the third quarter of 2004 from a loss of $2.5 million in the third quarter of 2003.

The Company’s interest expense for the third quarter of 2004 and the third quarter of 2003 was $3.4 million.

As a result of the above factors, the Company reported a net loss of $1.0 million in the third quarter of 2004 compared to net loss of $5.9 million in the third quarter of 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2004, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

Net sales increased by $15.4 million, or 21%, to $89.9 million in the first nine months of 2004, from $74.5 million in the first nine months of 2003. This increase was attributable to a 9% increase in sales volumes and an 11% increase in the average net selling price of the Company’s products. The volume of tonnage sold for the first nine months of 2004 was 174,000 tonnes compared to the first nine months 2003 volume of 160,150 tonnes. The Company’s net selling price for newsprint increased to an average of $517 per tonne in the first nine months of 2004 from an average of $465 per tonne in the first nine months of 2003.

Cost of sales increased by $5.7 million, or 7%, to $84.1 million in the first nine months of 2004 from $78.4 million in the first nine months of 2003. Higher production volumes increased total manufacturing costs, however, unit cost of manufacturing in dollars per tonne decreased by 1%. This was partially offset by a 28% increase in the cost of ONP in the first nine months of 2004. Cost of sales as a percentage of net sales decreased to 94% in the nine months of 2004, from 105% in the nine months of 2003, primarily due to the net decrease in unit costs of manufacturing partially offset by the increase in newsprint selling prices in the nine months of 2004.

The Company’s selling, general and administrative expenses for the first nine months of 2004 and the first nine months of 2003 was $0.9 million.

As a result of the above factors, income from operations increased by $9.7 million to income of $4.9 million in the first nine months of 2004 from a net loss of $4.8 million in the first nine months of 2003.

The Company’s interest expense for the first nine months of 2004 and the first nine months of 2003 was $10.2 million.

Other income decreased by $0.7 million to $0.0 million in the first nine months of 2004 from $0.7 million in the first nine months of 2003 as a result of an insurance recovery gain on an involuntary conversion arising from a fire in the Company’s recycling facility in 2003.

As a result of the above factors, the Company reported a net loss of $5.4 million in the first nine months of 2004 compared to net loss of $14.3 million in the first nine months of 2003.

Liquidity and Capital Resources.

The Company’s principal liquidity requirements have been for working capital, capital expenditures and debt service under the Company’s Loan Agreements. These requirements have been met through cash flows from operations, loans under the Company’s Revolving Credit Facility and/or additional funding from Brant-Allen.

The Company’s cash and short-term investments at September 30, 2004 were $3.6 million, representing an increase of $1.1 million from $2.5 million at December 31, 2003. Net cash provided by operating activities was $5.9 million for the nine months ended September 30, 2004. Cash used by financing activities was $3.3 million and cash used in investing activities was $1.5 million for the nine months ended September 30, 2004. The Company anticipates that cash provided from operations in the future combined with borrowings under the Revolving Credit Facility and, if needed, funding from Brant-Allen will be sufficient to pay its operating expenses, satisfy debt-service obligations and fund capital expenditures.

In the nine months of 2004, the Company’s operating cash flow increased by $4.6 million to $5.9 million Provided by Operations in the nine months of 2004 from $1.3 million Provided by Operations in the first nine months of 2003, primarily due to higher selling prices of the Company’s products. As a result, net loss in the first nine months of 2004 decreased to $5.4 million from a net loss of $14.3 million in first nine months of 2003.

The Company made capital expenditures of $1.5 million and $5.5 million in the first nine months of 2004 and 2003, respectively, in connection with upgrading and maintaining its manufacturing facility. Management anticipates that the Company’s total capital expenditures for the balance of 2004 and 2005 will primarily relate to existing capital projects in progress and maintenance of its newsprint facilities.

At September 30, 2004, the Company had approximately $139.2 million of indebtedness, consisting of borrowings of $21.5 million under the Revolving Credit Facility, $17.4 million under the Term Loan Facility, $100 million under the Notes and $0.3 million under capital lease obligations. At September 30, 2004, there was $3.5 million of unused borrowing capacity under the Revolving Credit Facility.

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

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Effective April 25, 2004, Michael Conroy resigned from the Board of Directors and was replaced by Thomas M. Geiger.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibit 31.1 - Certification of the Chief Executive Officer of the Company pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Exchange Act.
Exhibit 31.2 - Certification of the Chief Financial Officer of the Company pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Exchange Act.
Exhibit 32.1 - Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2 - Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	A Form 8-K was filed by the Company with the Securities and Exchange Commission on July 29, 2004 in connection with the Company’s announcement of its financial position and results of operations as of and for the second quarter ended June 30, 2004. The press release containing the announcement was attached as an exhibit to the Form 8-K.

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

Dated November 8, 2004